Form 10QSB/A
period 1995-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1995-08-04
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB
                         AMENDMENT #1
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

                      Yes             No    X


Financial Data Schedules were erroneously omitted in original filing.




SIGNATURES


      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 4, 1995        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI,Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer