Form 10QSB
period 1995-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1995-08-10
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549

			 FORM 10-QSB

	 Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

	    For the Quarter Ended:  June 30, 1995

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


			    INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 1995 and December 31, 1994

	 Statements for the Periods ended June 30, 1995 and 1994:

	    Income

	    Cash Flows

	    Changes in Partners' Capital

	 Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K



	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

			BALANCE SHEET

	     JUNE 30, 1995 AND DECEMBER 31, 1994

			 (Unaudited)

			   ASSETS


						     1995              1994

CURRENT ASSETS:
   Cash                                           $  794,533        $  882,790
   Receivables                                        45,792            65,157
						  ----------        ----------
	Total Current Assets                         840,325           947,947
						  ----------        ----------
INVESTMENTS IN REAL ESTATE:
   Land                                            3,873,470         3,873,470
   Buildings and Equipment                         7,811,053         7,811,053
   Accumulated Depreciation                       (2,382,255)       (2,217,859)
						  ----------        ----------
	Net Investments in Real Estate             9,302,268         9,466,664
						  ----------        ----------
	      Total Assets                       $10,142,593       $10,414,611
						  ==========        ==========

	      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $    55,166       $   111,970
   Distributions Payable                             224,660           129,742
   Current Portion of Contract Payable                63,947            38,698
   Deferred Income                                    37,426            21,012
						  ----------        ----------
	Total Current Liabilities                    381,199           301,422
						  ----------        ----------

CONTRACT  PAYABLE  - Net of Current  Portion         112,489           197,504

DEFERRED  INCOME  - Net of Current  Portion          255,299           267,605

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                  (35,262)          (32,717)
   Limited Partners, $1,000 Unit value;
    15,000 Units authorized and issued;
    14,226 Units outstanding                       9,428,868         9,680,797
						  ----------        ----------
     Total Partners' Capital                       9,393,606         9,648,080
						  ----------        ----------
	Total Liabilities and Partners' Capital  $10,142,593       $10,414,611
						  ==========        ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.



	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

		     STATEMENT OF INCOME

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)


				       Second Quarter Ended  Six Months Ended
					 6/30/95  6/30/94    6/30/95  6/30/94
INCOME:
   Rent                                 $279,612  $305,386   $547,199  $593,117
   Investment Income                      14,795     1,689     27,634     3,869
					--------  --------   --------  --------
	Total Income                     294,407   307,075    574,833   596,986
					--------  --------   --------  --------

EXPENSES:
   Partnership Administration-Affiliates  52,182    60,781    117,337   125,828
   Partnership Administration and Property
      Management - Unrelated Parties      23,724    31,235     29,070    55,861
   Interest Expense                        4,299    18,304      8,743    25,167
   Depreciation                           82,198    89,433    164,396   178,867
					--------  --------   --------  --------
	Total Expenses                   162,403   199,753    319,546   385,723
					--------  --------   --------  --------

NET INCOME                              $132,004  $107,322   $255,287  $211,263
					========  ========   ========  ========

NET INCOME ALLOCATED:
   General Partners                     $  1,320  $  1,074   $  2,553  $  2,113
   Limited Partners                      130,684   106,248    252,734   209,150
					--------  --------   --------  --------
					$132,004  $107,322   $255,287  $211,263
					========  ========   ========  ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (14,226 and 14,365 weighted average
  Units outstanding in 1995 and 1994,
  respectively)                         $ 9.19    $  7.40    $ 17.77   $ 14.56
					=======   =======    =======   =======




    The accompanying Notes to Financial Statements are an integral part of this statement.





	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

		   STATEMENT OF CASH FLOWS

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)

						       1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $  255,287     $  211,263

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      164,396        178,867
     Decrease in Receivables                            19,365         28,943
     Decrease in Payable to
	AEI Fund Management, Inc.                      (56,804)       (64,620)
     Decrease in Contract Payable                      (59,766)             0
     Decrease in Security Deposit                            0        (15,361)
     Increase in Deferred Income                         4,108        336,552
						     ---------      ---------
	Total Adjustments                               71,299        464,381
						     ---------      ---------
	Net Cash Provided by
	Operating Activities                           326,586        675,644
						     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Long-Term Receivables                         0       (247,343)
						     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    94,918         28,213
   Distributions to Partners                          (509,761)      (534,838)
   Increase in Long-Term Debt                                0        562,607
   Decrease in Line of Credit                                0       (263,000)
						     ---------      ---------
	Net Cash Used for
	Financing Activities                          (414,843)      (207,018)
						     ---------      ---------

NET INCREASE (DECREASE) IN CASH                        (88,257)       221,283

CASH, beginning of period                              882,790         52,210
						     ---------      ---------

CASH, end of period                                  $ 794,533      $ 273,493
						     =========      =========


    The accompanying Notes to Financial Statements are an integral part of this statement.




	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

	  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)



					   General      Limited
					   Partners     Partners      Total

BALANCE, December 31, 1993               $ (22,823)   $10,660,295  $10,637,472

   Distributions                            (5,349)      (529,489)    (534,838)

   Net  Income                               2,113        209,150      211,263
					 ----------   -----------  -----------
BALANCE, June 30, 1994                   $ (26,059)   $10,339,956  $10,313,897
					 ==========   ===========  ===========


BALANCE, December 31, 1994               $ (32,717)   $ 9,680,797  $ 9,648,080

   Distributions                            (5,098)      (504,663)    (509,761)

   Net  Income                               2,553        252,734      255,287
					 ----------   ------------  -----------
BALANCE, June 30, 1995                   $ (35,262)   $ 9,428,868   $9,393,606
					 ==========   ============  ===========



    The accompanying Notes to Financial Statements are an integral part of this statement.


	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS

			JUNE 30, 1995

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

     As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for five years. This Partnership's share of that annual payment is $69,702. The present value of this obligation was recorded as a Contract Payable on the accompanying Balance Sheet using a discount rate of 9%. In the third quarter of 1994, the Partnership expensed $302,652 to record this liability and administrative costs related to the bankruptcy.

     In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.


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

     In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of approximately $990,000 which resulted in a net book gain of approximately $435,000. The Partnership will distribute the net cash gain on sale of approximately $265,000 to the Partners as part of their regular quarterly distributions in the third and fourth quarter of 1995. The remainder of the net proceeds will be reinvested in additional properties.

     In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.

     The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. The total amount of rent not collected in the first six months of 1995 and 1994 was $32,337 and $31,395, respectively. These amounts were not accrued for financial reporting purposes.


	AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS
			 (Continued)

(4)  Contract Payable -

     Scheduled maturities of the contract payable, discussed in Note 3 are as follows:

		       1996            $  63,947
		       1997               58,667
		       1998               53,822
				       --------------
				       $ 176,436
					========

(5)     Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of June 30, 1995 and December 31, 1994, the Partnership had recognized $22,212 and $11,106 of this payment as income. At June 30, 1995, the remaining deferred income of $15,214 was prepaid rent related to certain other Partnership properties.

(7)Long-Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $570,287 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's properties. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant located in Charleston, South Carolina as collateral for the loan. In the first six months of 1994, interest expense on the Note was $15,208.

     On December 15, 1994, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank note and satisfy the mortgage.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term lease agreements on the Partnership's properties. During the first six months of 1995, pursuant to the Lease Agreements, the monthly rent was increased for the following properties:

       Property           Effective Date  Percentage Increase

       Super 8                5/1/95           4.00%
       Applebee's - Columbia  6/1/95           2.90%
       Applebee's - Slidell   6/1/95           3.50%

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for five years. This Partnership's share of that annual payment is $69,702. In the third quarter of 1994, the Partnership expensed $302,652 to record this liability and administrative costs related to the bankruptcy.

	On January 31, 1994, the Partnership entered into a five-year bank term Note for $570,287 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Charleston, South Carolina as collateral for the loan. In the first six months of 1994, interest expense on the Note was $15,208.

	In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

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

	 In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of approximately $990,000 which resulted in a net book gain of approximately $435,000. The Partnership will distribute the net cash gain on sale of approximately $265,000 to the Partners as part of their regular quarterly distributions in the third and fourth quarter of 1995. The remainder of the net proceeds will be reinvested in additional properties.

	In  July  1995,  the  Partnership  entered  into  an
agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

	The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. The total amount of rent not collected in the first six months of 1995 and 1994 was $32,337 and $31,395, respectively. These amounts were not accrued for financial reporting purposes.

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

	During the first six months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,070 and $55,861, respectively. The decrease in these expenses in 1995, when compared to the same period in 1994, is mainly due to $17,319 of insurance proceeds received as a result of vandalism to the Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time. The property management expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, interest, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

	As of June 30, 1995, the Partnership's annualized cash distribution rate was 7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


Dated:  August 10, 1995       AEI Real Estate Fund XVI
			      Limited Partnership
			      By:  AEI Fund Management XVI,Inc.
			      Its: Managing General Partner



			      By: /s/ Robert P. Johnson
				      Robert P. Johnson
				      President



			      By: /s/ Mark E. Larson
				      Mark E. Larson
				      Chief Financial Officer