Form 10QSB
period 1995-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1995-11-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarter Ended:  September 30, 1995

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


                            INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1995 and December 31, 1994

         Statements for the Periods ended September 30, 1995 and 1994:

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

                        BALANCE SHEET

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS

                                                       1995             1994
CURRENT ASSETS:
    Cash                                           $1,746,900       $  882,790
    Receivables                                        70,548           65,157
                                                   ----------       ----------
        Total Current Assets                        1,817,448          947,947
                                                   ----------       ----------
INVESTMENTS IN REAL ESTATE:
   Land                                             3,722,191        3,873,470
   Buildings and Equipment                          7,238,509        7,811,053
   Accumulated Depreciation                        (2,289,229)      (2,217,859)
                                                   ----------       ----------
        Net Investments in Real Estate              8,671,471        9,466,664
                                                   ----------       ----------
              Total Assets                        $10,488,919      $10,414,611
                                                   ==========       ==========

              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    73,709      $   111,970
   Distributions Payable                              224,718          129,742
   Current Portion of Contract Payable                 65,385           38,698
   Deferred Income                                     36,875           21,012
                                                   ----------       ----------
        Total Current Liabilities                     400,687          301,422
                                                   ----------       ----------

CONTRACT  PAYABLE  - Net of Current  Portion          115,021          197,504

DEFERRED  INCOME  - Net of Current  Portion           249,746          267,605

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (31,963)         (32,717)
   Limited Partners, $1,000 Unit value;
      15,000 Units authorized and issued;
      14,226 Units outstanding                      9,755,428        9,680,797
                                                   ----------       ----------
        Total Partners' Capital                     9,723,465        9,648,080
                                                   ----------       ----------
          Total Liabilities and Partners' Capital $10,488,919      $10,414,611
                                                   ==========       ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)

                                           Three Months Ended     Nine Months Ended
                                           9/30/95    9/30/94     9/30/95   9/30/94
INCOME:
   Rent                                  $  270,063  $  295,887  $  817,262 $  889,004
   Investment Income                         21,242       2,287      48,876      6,156
                                          ---------   ---------   ---------  ---------
        Total Income                        291,305     298,174     866,138    895,160
                                          ---------   ---------   ---------  ---------

EXPENSES:
   Partnership Administration-Affiliates     55,317      56,331     172,654    182,159
   Partnership Administration and Property
      Management - Unrelated Parties         11,143   1,117,589      40,213  1,173,450
   Interest Expense                           3,970      11,249      12,713     36,416
   Depreciation                              78,260      89,434     242,656    268,301
                                          ---------   ---------    --------- ---------
        Total Expenses                      148,690   1,274,603     468,236  1,660,326
                                          ---------   ---------    --------- ---------

NET OPERATING INCOME (LOSS)                 142,615    (976,429)    397,902   (765,166)

GAIN ON SALE OF REAL ESTATE                 437,916           0     437,916          0
                                          ---------   ---------   ---------  ---------

NET INCOME (LOSS)                        $  580,531  $ (976,429) $  835,818  $(765,166)
                                          =========   =========   =========  =========

NET INCOME (LOSS) ALLOCATED:
   General Partners                      $    5,805  $  (19,529) $    8,358  $ (15,303)
   Limited Partners                         574,726    (956,900)    827,460   (749,863)
                                          ---------   ---------   ---------  ---------
                                         $  580,531  $ (976,429) $  835,818  $(765,166)
                                          =========   =========   =========  =========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (14,226 and 14,365 weighted average
   Units outstanding in 1995 and 1994,
   respectively)                         $ 40.40     $ (66.61)   $ 58.17     $ (52.20)
                                          =======      =======    =======    =======


    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                                    1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $  835,818      $ (765,166)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    242,656         268,301
     Gain on Sale of Real Estate                    (437,916)              0
     (Increase) Decrease in Receivables               (5,391)         74,077
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (38,261)        244,036
     Decrease in Contract Payable                    (55,796)              0
     Decrease in Security Deposit                          0         (15,361)
      Increase (Decrease) in Deferred Income          (1,996)        330,999
                                                   ----------      ----------
        Total Adjustments                           (296,704)        902,052
                                                   ----------      ----------
        Net Cash Provided by
        Operating Activities                         539,114         136,886
                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 990,453               0
   Decrease in Long-Term Receivables                       0         392,287
                                                   ----------      ----------
        Net Cash Provided by
        Investing Activities                         990,453         392,287
                                                   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  94,976          28,332
   Distributions to Partners                        (760,433)       (793,923)
   Increase in Long-Term Debt                              0         539,393
   Decrease in Line of Credit                              0        (263,000)
                                                   ----------      ----------
        Net Cash Used for
        Financing Activities                        (665,457)       (489,198)
                                                   ----------      ----------

NET INCREASE IN CASH                                 864,110          39,975

CASH, beginning of period                            882,790          52,210
                                                   ----------      ----------

CASH, end of period                               $1,746,900       $  92,185
                                                   ==========      ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                    General       Limited
                                    Partners      Partners      Total

BALANCE, December 31, 1993         $(22,823)     $10,660,295   $10,637,472

   Distributions                     (7,939)        (785,984)     (793,923)

   Net Loss                         (15,303)        (749,863)     (765,166)
                                  -----------     ------------  ------------
BALANCE, September 30, 1994        $(46,065)      $9,124,448    $9,078,383
                                  ===========     ============  ============


BALANCE, December 31, 1994         $(32,717)      $9,680,797    $9,648,080

   Distributions                     (7,604)        (752,829)     (760,433)

   Net  Income                        8,358          827,460       835,818
                                  -----------     ------------  ------------
BALANCE, September 30, 1995        $(31,963)      $9,755,428    $9,723,465
                                  ===========     ============  ============


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

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

     The Partnership is negotiating with the trustee to settle the outstanding amount due to the Creditors Trust. The settlement will provide for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement is expected to be completed in the fourth quarter of 1995.


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

     In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $990,453 which resulted in a net gain of $437,916. At the time of sale, the cost and related accumulated depreciation of the property was $723,823 and $171,286, respectively.

     On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of approximately $322,000, which resulted in a net gain of approximately $80,000 for the Jiffy Lube in Garland, Texas. The Partnership recognized net sale proceeds of approximately $161,000, which resulted in a net gain of approximately $35,000 for one of the Jiffy Lube's in Dallas, Texas.

     In 1995 and the fourth quarter of 1994, the Partnership distributed $437,514 and $299,667, respectively, of the net sale proceeds to the Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $30.44 and $20.85 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

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


        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.
     The total amount of rent not collected in the first nine months of 1995 and 1994 was $48,584 and $47,169, respectively. These amounts were not accrued for financial reporting purposes.

(4)  Contract Payable -

     Scheduled maturities of the contract payable, discussed in Note 3 are as follows:

                       1996            $  65,385
                       1997               59,987
                       1998               55,034
                                       --------------
                                       $ 180,406
                                       ==============

(5)     Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(6)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of September 30, 1995 and December 31,
     1994, the Partnership had recognized $27,765 and $11,106 of this payment as income. At September 30, 1995, the remaining deferred income of $14,663 was prepaid rent related to certain other Partnership properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term lease agreements on the Partnership's properties. The Partnership received $9,694 from the lessee of the Columbia Applebee's as a result of an increase in restaurant sales for the lease period ended July 28, 1995. During the first nine months of 1995, pursuant to the Lease Agreements, the monthly rent was increased for the following properties:

     Property              Effective Date     Percentage Increase

     Super 8                   5/1/95                4.00%
     Applebee's - Slidell      6/1/95                3.50%


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership is negotiating with the trustee to settle the outstanding amount due to the Creditors Trust. The settlement will provide for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement is expected to be completed in the fourth quarter of 1995.

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $570,287 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Charleston, South Carolina as collateral for the loan. In the first nine months of 1994, interest expense on the Note was $26,457.

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

         In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $990,453 which resulted in a net gain of $437,916. At the time of sale, the cost and related accumulated depreciation of the property was $723,823 and $171,286, respectively.

        On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of approximately $322,000, which resulted in a net gain of approximately $80,000 for the Jiffy Lube in Garland, Texas. The Partnership recognized net sale proceeds of approximately $161,000, which resulted in a net gain of approximately $35,000 for one of the Jiffy Lube's in Dallas, Texas.

         In 1995 and the fourth quarter of 1994, the Partnership distributed $437,514 and $299,667, respectively, of the net sale proceeds to the Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $30.44 and $20.85 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In  July  1995,  the  Partnership  entered  into  an
agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. The total amount of rent not collected in the first nine months of 1995 and 1994 was $48,584 and $47,169, respectively. These amounts were not accrued for financial reporting purposes.

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

        During the first nine months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,213 and $1,173,450, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, interest, taxes, insurance and other property costs. These expenses were higher in 1994, when compared to the same periods in 1995, due to the J.T. McCord's situation discussed above. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

         As of September 30, 1995, the Partnership's annualized cash distribution rate was 7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 1, 1995, twelve Limited Partners redeemed a total of 118 Partnership Units for $79,774 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-five Limited Partners redeemed 774.3 Partnership Units for $635,881. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                               Description

                          27 Financial Data Schedule for period ended September 30, 1995.

             b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 1995     AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI,Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer