Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1996-03-28
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-16555

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

          State of Minnesota                 41-1571166
    (State or other Jurisdiction of       (I.R.S. Employer)
    Incorporation or Organization)       Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]             No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Issuer's revenues for year ended December 31, 1995 were $1,086,854.

As of February 29, 1996, there were 14,107.70 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $14,107,700.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                      Yes          No     [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XVI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on February 6, 1987. The registrant is comprised of AEI Fund Management XVI, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $15,000,000 of limited partnership interests (the "Units") (15,000 Units at $1,000 per Unit) pursuant to a registration statement effective December 15, 1986. The Partnership commenced operations on February 6, 1987 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated November 6, 1987 when the maximum subscription limit of 15,000 Limited Partnership Units ($15,000,000) was reached.

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twenty properties, including partial interests in eleven properties, totaling $12,910,857. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

       Several of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $31 million, making it a much higher credit lessee than the original lessee.

        The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Lease. The
properties  are  currently listed for sale or lease.   While  the
properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

        The Partnership also owns a 55.0958% interest in a J.T. McCord's restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

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

       In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $990,453 which resulted in a net gain of $437,915. At the time of sale, the cost and related accumulated depreciation of the property was $723,823 and $171,285, respectively.

       On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,443, which resulted in a net gain of $80,500 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $301,884 and $59,941, respectively. The Partnership recognized net sale proceeds of $161,218, which resulted in a net gain of $35,705 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $154,781 and $29,268.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

       In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable earnest money deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $496,967 and $177,343, respectively. The settlement would result in a net gain of approximately $108,376. The Partnership's cost of the land is $253,747.

        In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The purchase price will be approximately $1,314,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

Major Tenants

        During 1995, two of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 36% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.


ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.


                                    Total Property
                        Purchase      Acquisition                 Annual Lease
Property                  Date          Costs         Lessee         Payment

Creative Years Early                               Creative Years
Learning Center                                    Early Learning
  Houston, TX            4/8/87      $  483,128    Centers, Inc.     $ 60,773

Grand Rapids Teachers                              Grand Rapids
Credit Union                                         Teachers
  Wyoming, MI            5/1/87      $  626,239    Credit Union      $ 30,000

Arby's Restaurant                                    RTM Mid-
  Grand Rapids, MI       5/1/87      $  652,880    America, Inc.     $ 24,000

Fuddruckers Restaurant
  Omaha, NE            11/16/87      $1,151,543    Fuddruckers, Inc. $145,081


ITEM 2.   PROPERTIES. (Continued)

                                    Total Property
                        Purchase      Acquisition                  Annual Lease
Property                  Date           Costs        Lessee         Payment

Children's World
Daycare Center                                       Children's
  Sterling Heights, MI                             World Learning
   (83.6514%)          11/25/87      $  729,486     Centers, Inc.    $102,553

Jiffy Lube Auto Care Center
Westmoreland Avenue                                   Jiffy Lube
  Dallas, TX                                      International of
    (25%)              12/10/87      $  154,891   of Maryland, Inc. $ 18,975

JEMCARE
Arkansas Lane
  Arlington, TX        12/10/87      $  450,475   JEMCARE, Inc.     $ 52,148

Zapata's Cantina & Cafe
  Waco, TX                                        Tex-Mex Cocina
  (55.0958%)           12/16/87      $  674,285    of Waco, L.C.    $ 29,752

J.T. McCord's Restaurant
  Irving, TX           12/16/87      $1,147,333        (F1)

J.T. McCord's Restaurant
  Mesquite, TX
  (35%)                12/16/87      $  520,109        (F1)

JEMCARE
  Matlock Avenue
  Arlington, TX        12/16/87      $  603,641     JEMCARE, Inc.   $ 43,272

Cheddar's Restaurant
  Indianapolis, IN                                   Phaedra
   (50%)                2/16/88      $  750,714  Partners III, Ltd. $ 99,375

Fuddruckers Restaurant
  St. Louis, MO
   (40%)                3/25/88      $  761,053  Fuddruckers, Inc.  $ 92,164

Super 8 Motel
  Hot Springs, AR                                      Motel
   (50%)                4/11/88      $  583,653   Developers, Inc.  $ 91,887

Sizzler Restaurant
  Cincinnati, OH
   (30.8078%)           1/30/90      $  468,140        (F1)

ITEM 2.   PROPERTIES. (Continued)

                                    Total Property
                        Purchase      Acquisition                 Annual Lease
Property                  Date           Costs        Lessee         Payment

Applebee's Restaurant                           Southland Restaurant
  Slidell, LA                                       Development
  (73%)                 5/5/93       $  746,465    Company, L.L.C.   $103,888



(F1)The property is vacant and listed for sale or lease.



        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center in Sterling Heights, Michigan. AEI Real Estate Fund XV Limited Partnership owns the remaining interest in the restaurant in Waco, Texas, the Fuddrucker's restaurant in St. Louis, Missouri and the Super 8 Motel. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube property, the J.T. McCord's restaurant in Mesquite, Texas, and the Cheddar's restaurant. AEI Real Estate Funds XVII and XVIII Limited Partnerships own the remaining interest in the Sizzler restaurant. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years except for the Houston daycare center, the JEMCARE properties and the Super 8 Motel (10 years), the Credit Union (11 years), the Arby's (15 years), and the Waco property discussed below. Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for the three J.T. McCord's, the Houston, Texas daycare center, and one of the Arlington, Texas daycare centers. The policies insure approximately 80% of the annual payments for periods of ten years for the daycare centers and a twelve month period (over seven years) for the other properties. The rent guarantee begins thirty days after the occurrence of all the following: (1) the lessee is at least thirty days in default in the payment of rent;
(2)  the  lessee  has  been removed from the  property;  (3)  the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and (4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires. On December 15, 1994, the policies on the J.T. McCord's expired.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 2.   PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.



                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 1,528 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, twelve Limited Partners redeemed a total of 118 Partnership Units for $79,774 in accordance with the Partnership Agreement. The Partnership acquired these Units using proceeds from the Applebee's sale, which reduced the Limited Partners' Adjusted Capital Contribution. In prior years, a total of sixty-five Limited Partners redeemed 774.3 Partnership Units for $635,881. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $10,531 and $10,936 were made to the General Partners and $962,829 and $979,239 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $643,138 and $193,255 of proceeds from property sales in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $1,009,008 and $1,254,459, respectively. During the same periods, the Partnership earned investment income of $77,846 and $10,300, respectively. In 1995, rental income decreased mainly as the result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

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

        To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $755,773. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease and the Partnership amended the agreements for the Irving and Mesquite locations to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the properties after WIM was unable to perform under the terms of the Leases. The properties are currently listed for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

        As part of the Plan, the Partnerships, which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment was $69,702. In 1994, the Partnership expensed $302,652 to record this liability and administrative costs related to the bankruptcy.

       In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the Plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $215,442 was completed in the fourth quarter of 1995.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)


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

        The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1995 and 1994. The total amount of rent not collected in 1995 and 1994 was $64,831 and $62,943, respectively. These amounts were not accrued for financial reporting purposes.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $64 million, making it a much higher credit lessee than the original lessee.

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $223,782 and $238,489, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $138,202 and $1,204,968, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1995, when compared to 1994, is the result of expenses incurred in 1994 related to the J.T. McCord's situation discussed above.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 6.16%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances increased $991,044 due to the sale of three of the Partnership's properties. Net cash provided by operating activities increased from $255,982 in 1994 to $543,413 in 1995. In 1995, net cash income before depreciation, when compared to 1994, increased by approximately $943,000. In 1994, net cash income before depreciation was depressed mainly due to property management expenses incurred related to the J.T. McCord's situation discussed above. The increase in net cash income before depreciation was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

         In  1995  and  1994,  net  cash  provided  by  investing
activities  was  $1,440,335  and $2,005,575,  respectively.   The
majority of these amounts represent net proceeds from the sale of the Partnership's properties.

       In December, 1994, the lessee of the Applebee's restaurant in Charleston, South Carolina, exercised an option in the Lease Agreement to purchase the property. On December 15, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,613,288 which resulted in a net gain of $691,525. At the time of sale, the cost and related accumulated depreciation of the property was $1,126,780 and $205,017, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property discussed below.

       In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $990,453 which resulted in a net gain of $437,915. At the time of sale, the cost and related accumulated depreciation of the property was $723,823 and $171,285, respectively.

       On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,443, which resulted in a net gain of $80,500 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $301,884 and $59,941, respectively. The Partnership recognized net sale proceeds of $161,218, which resulted in a net gain of $35,705 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $154,781 and $29,268.

       In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $496,967 and $177,343, respectively. The settlement would result in a net gain of approximately $108,376. The Partnership's cost of the land is $253,747.

         During 1995 and the fourth quarter of 1994, the Partnership distributed $730,214 and $299,667, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $50.98 and $20.85 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The purchase price will be approximately $1,314,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. This is one of the reasons why distributions to Partners were higher in 1994 when compared to 1995.

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

        During 1995, twelve Limited Partners redeemed a total of 118 Partnership Units for $79,774 in accordance with the Partnership Agreement. The Partnership acquired these Units using proceeds from the Applebee's sale, which reduced the Limited Partners' Adjusted Capital Contribution. In prior years, a total of sixty-five Limited Partners redeemed 774.3 Partnership Units for $635,881. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $570,287 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for refurbishing and other restaurant costs related to the J.T. McCord's properties. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Charleston, South Carolina as collateral for the loan. On December 15, 1994, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1994, interest expense on the Note was $34,749.

        In November, 1993, the Partnership established a $350,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than November 1, 1994. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In December, 1994, the line of credit was cancelled. For the year ended December 31, 1994, interest expense related to the line of credit was $6,985.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota        /s/ Boulay, Heutmaker, Zibell &Co. P.L.L.P.
February 6, 1996               Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1995           1994

CURRENT ASSETS:
  Cash                                          $ 1,873,834    $   882,790
  Receivables                                        54,661         65,157
                                                 -----------    -----------
      Total Current Assets                        1,928,495        947,947
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            3,537,198      3,873,470
  Buildings and Equipment                         6,966,837      7,811,053
  Property Acquisition Costs                         14,813              0
  Accumulated Depreciation                       (2,274,424)    (2,217,859)
                                                 -----------    -----------
      Net Investments in Real Estate              8,244,424      9,466,664
                                                 -----------    -----------
          Total Assets                          $10,172,919    $10,414,611
                                                 ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable  to  AEI Fund Management, Inc.        $   153,644    $   111,970
  Distributions Payable                             190,172        129,742
  Current Portion of Contract Payable                     0         38,698
  Deferred Income                                    22,212         21,012
                                                 -----------    -----------
      Total Current Liabilities                     366,028        301,422
                                                 -----------    -----------

CONTRACT PAYABLE - Net of Current Portion                 0        197,504

DEFERRED INCOME  - Net of Current Portion           244,193        267,605

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (33,570)       (32,717)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   14,108 and 14,226 outstanding in
   1995 and 1994, respectively                    9,596,268      9,680,797
                                                 -----------    -----------
     Total Partners' Capital                      9,562,698      9,648,080
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $10,172,919    $10,414,611
                                                 ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                  1995            1994

INCOME:
  Rent                                        $ 1,009,008     $ 1,254,459
  Investment Income                                77,846          10,300
                                               -----------     -----------
      Total Income                              1,086,854       1,264,759
                                               -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates         223,782         238,489
  Partnership Administration and Property
     Management - Unrelated Parties               138,202       1,204,968
     Interest                                      12,713          52,099
  Depreciation                                    317,059         356,529
                                               -----------     -----------
      Total Expenses                              691,756       1,852,085
                                               -----------     -----------

OPERATING INCOME (LOSS)                           395,098        (587,326)

GAIN ON SALE OF REAL ESTATE                       572,654         691,525
                                               -----------     -----------

NET INCOME                                    $   967,752     $   104,199
                                               ===========     ===========

NET INCOME ALLOCATED:
  General Partners                            $     9,678     $     1,042
  Limited Partners                                958,074         103,157
                                               -----------     -----------
                                              $   967,752     $   104,199
                                               ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(14,196 and 14,330 weighted average Units
outstanding in 1995 and 1994, respectively)   $    67.49      $     7.20
                                               ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   967,752     $   104,199

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    317,059         356,529
     Gain on Sale of Real Estate                    (572,654)       (691,525)
     Decrease in Receivables                          47,996          16,754
     Increase (Decrease) in Payable to
     AEI Fund Management, Inc.                        41,674         (37,794)
     Increase (Decrease) in Contract Payable        (236,202)        236,202
     Decrease in Security Deposit                          0         (15,361)
     Increase (Decrease) in Deferred Income          (22,212)        286,978
                                                  -----------     -----------
       Total Adjustments                            (424,339)        151,783
                                                  -----------     -----------
       Net Cash Provided By
          Operating Activities                       543,413         255,982
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (14,813)              0
  Proceeds from Sale of Real Estate                1,455,148       1,613,288
  Decrease in Long-Term Receivable                         0         392,287
                                                  -----------     -----------
       Net Cash Provided By
           Investing Activities                    1,440,335       2,005,575
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable        60,430         (74,386)
  Distributions to Partners                         (972,554)       (989,130)
  Redemption Payments                                (80,580)       (104,461)
  Decrease in Line of Credit                               0        (263,000)
                                                  -----------     -----------
       Net Cash Used For
         Financing Activities                       (992,704)     (1,430,977)
                                                  -----------     -----------
NET INCREASE IN CASH                                 991,044         830,580

CASH, beginning of period                            882,790          52,210
                                                  -----------     -----------
CASH, end of period                              $ 1,873,834     $   882,790
                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                  $    17,157     $    47,655
                                                  ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  Note Receivable Acquired in Sale of Property   $    37,500

                                                  ===========
 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General       Limited                  Units
                              Partners      Partners     Total    Outstanding


BALANCE, December 31, 1993  $ (22,823)   $10,660,295  $10,637,472  14,364.70

  Distributions                (9,891 )     (979,239)    (989,130)

  Redemption Payments          (1,045)      (103,416)    (104,461)   (139.00)

  Net Income                    1,042        103,157      104,199
                             ----------   -----------  ----------  ----------
BALANCE, December 31, 1994    (32,717)     9,680,797    9,648,080  14,225.70

  Distributions                (9,725)      (962,829)    (972,554)

  Redemption Payments            (806)       (79,774)     (80,580)   (118.00)

  Net Income                    9,678        958,074      967,752
                             ----------   -----------  ----------  ----------
BALANCE, December 31, 1995  $ (33,570)   $ 9,596,268  $ 9,562,698  14,107.70
                             ==========   ===========  ==========  ==========





 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(1)  Organization -

     AEI Real Estate Fund XVI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVI, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(3)  Related Party Transactions -

     In 1987, the Partnership acquired an 83.6514% interest in the Children's World Daycare Center located in Sterling Heights, Michigan. The remaining interest is owned by an affiliate of the Partnership, AEI Real Estate Fund 85-B Limited Partnership.

     In 1987 and 1988, the Partnership acquired a 55.0958% interest in the restaurant in Waco, Texas, a 40% interest in the St. Louis Fuddruckers restaurant and a 50% interest in a Super 8 Motel. The remaining interests in these properties are owned by an affiliate of the Partnership, AEI Real Estate Fund XV Limited Partnership.

     In 1988, the Partnership purchased a 50% interest in a Cheddar's restaurant and a 58.12% interest in the Columbia Applebee's restaurant. The remaining interests in these properties are owned by an affiliate of the Partnership, AEI Real Estate Fund XVII Limited Partnership.

     In February and March, 1988, the Partnership sold, at its original cost of $2,101,052, a majority interest in four properties to an affiliated partnership, AEI Real Estate Fund XVII Limited Partnership. The Partnership sold a 65% interest in the Mesquite J.T. McCord's restaurant, a 50%
     interest  in  the  Jiffy Lube in Garland, Texas  and  a  75%
     interest in both of the Jiffy Lubes in Dallas, Texas. The Partnership recognized a $9,272 gain on the sale of the interests in the properties, which represents recapture of the accumulated depreciation on the property interests at the time of sale. The sale of these interests allowed the Partnership to acquire all of its commitments without financing and provided a greater diversification of its property portfolio.

     In 1990, the Partnership acquired a 30.8078% interest in a Sizzler restaurant. The remaining interest in this property is owned by AEI Real Estate Funds XVII and XVIII Limited
     Partnerships, affiliates of the Partnership.

     In May, 1993, the Partnership acquired a 73% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund
     XVIII Limited Partnership.

     Each Partnership owns a separate undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(3)  Related Party Transactions -(Continued)

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 3l

                                                       1995          1994
a. AEI and AFM are reimbursed for all costs
   incurred in connection with managing the
   Partnership's operations, maintaining the
   Partnership's books and communicating
   the results of operations to the Limited
   Partners.                                           $ 223,782    $ 238,489
                                                        ========     ========

b. AEI and AFM are reimbursed for all direct
   expenses they have paid on the Partnership's
   behalf to third parties.  These expenses
   included printing costs, legal and filing fees,
   direct administrative costs, outside audit and
   accounting costs, taxes, insurance and
   other property costs.  In 1994, this amount
   includes $1,058,425 of property operating
   and renovation costs related to the J.T. McCord's
   properties as discussed in Note 4.                  $ 138,202    $1,204,968
                                                        ========     =========

c. AEI is reimbursed for all property acquisition
   costs incurred by it in acquiring properties on
   behalf of the Partnership.  The amounts are net
   of financing and commitment fees and expense
   reimbursements received by the Partnership from
   the lessees in the amount of $6,250 for 1995.       $  14,813    $       0
                                                        ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Houston daycare center, the JEMCARE properties and the Super 8 Motel (10 years), the Credit Union (11 years), the Arby's (15 years), and the Waco property discussed below. Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The restaurant in Waco, Texas was
     constructed  in  1980 and enlarged in 1982  and  1983.   The
     Irving and Mesquite J.T. McCord's restaurants and the Houston daycare center were constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Sizzler restaurant was constructed in 1989. The Applebee's restaurant in Slidell, Louisiana, was constructed in 1993. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Sizzler restaurant which was acquired in 1990, and the Slidell Applebee's restaurant in 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(4)  Investments in Real Estate - (Continued)

     The cost of the properties and the related accumulated depreciation at December 31, 1995 are as follows:

                                       Buildings and              Accumulated
Property                       Land      Equipment       Total    Depreciation

Daycare Center
  Houston, TX              $  147,753    $ 335,375   $   483,128   $  121,003
Credit Union, Wyoming, MI     166,434      459,805       626,239      167,369
Arby's, Grand Rapids, MI      195,229      457,651       652,880      166,585
Fuddruckers, Omaha, NE        307,913      843,630     1,151,543      369,765
Children's World,
  Sterling Heights, MI        138,133      591,353       729,486      178,909
Jiffy Lube, Dallas, TX         65,918       88,973       154,891       30,171
JEMCARE, Arlington, TX        148,214      302,261       450,475       89,593
Zapata's, Waco, TX            226,315      447,970       674,285      151,302
J.T. McCord's, Irving, TX     441,252      706,081     1,147,333      238,479
J.T. McCord's, Mesquite, TX   230,337      289,772       520,109       97,861
JEMCARE, Arlington, TX        323,671      279,970       603,641       98,524
Cheddar's, Indianapolis, IN   253,747      496,967       750,714      177,343
Fuddruckers, St. Louis, MO    396,943      364,110       761,053      127,208
Super 8, Hot Springs, AR      105,417      478,236       583,653      131,056
Sizzler, Cincinnati, OH       111,043      357,097       468,140       87,693
Applebee's, Slidell, LA       278,879      467,586       746,465       41,563
                           -----------  ------------  -----------  -----------
                          $ 3,537,198  $ 6,966,837   $10,504,035  $ 2,274,424
                           ===========  ============  ===========  ===========



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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(4)  Investments in Real Estate - (Continued)

     To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $755,773 which was included in Partnership Administration and Property Management - Unrelated Parties. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease and the Partnership amended the agreements for the Irving and Mesquite locations to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the properties after WIM was unable to perform under the terms of the Leases. The properties are currently listed for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

     As part of the Plan, the Partnerships, which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment was $69,702. In 1994, the Partnership expensed $302,652 to record this liability and administrative costs related to the bankruptcy.

     In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the Plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $215,442 was completed in the fourth quarter of 1995.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(4)  Investments in Real Estate - (Continued)

     In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $990,453 which resulted in a net gain of $437,915. At the time of sale, the cost and related accumulated depreciation of the property was $723,823 and $171,285, respectively.

     On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,443, which resulted in a net gain of $80,500 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $301,884 and $59,941, respectively. The Partnership recognized net sale proceeds of $161,218, which resulted in a net gain of $35,705 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation of the property was $154,781 and $29,268.

     In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable earnest money deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $496,967 and $177,343, respectively. The settlement will be in excess of the net book value of the building and equipment at December 31, 1995. The Partnership's cost of the land is $253,747.

     During 1995 and the fourth quarter of 1994, the Partnership distributed $730,214 and $299,667, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $50.98 and $20.85 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The purchase price will be approximately $1,314,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000. The Partnership has incurred net costs of $14,813 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1995 and 1994. The total amount of rent not collected in 1995 and 1994 was $64,831 and $62,943, respectively. These amounts were not accrued for financial reporting purposes.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996            $ 924,261
                       1997              879,750
                       1998              814,890
                       1999              788,336
                       2000              752,143
                       Thereafter      5,509,836
                                       ---------
                                      $9,669,216
                                       =========

     The Partnership recognized contingent rents in 1995 and 1994 of $19,971 and $58,578, respectively.

(5)  Line of Credit -

     In November, 1993, the Partnership established a $350,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than November 1, 1994. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In December, 1994, the line of credit was cancelled. For the year ended December 31, 1994, interest expense related to the line of credit was $6,985.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(6)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of December 31, 1995 and 1994, the Partnership recognized $33,318 and $11,106, respectively, of this payment as income.

(7)  Long-Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $570,287 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's properties. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant located in Charleston, South Carolina as collateral for the loan. On December 15, 1994, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1994, interest expense on the Note was $34,749.




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(8)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:
                                                      1995        1994
      Tenants                       Industry

     Fuddruckers, Inc.              Restaurant      $ 259,457   $ 267,856
     Southland Restaurant
       Development Company, L.L.C.  Restaurant        102,424         N/A
     Apple South, Inc.              Restaurant            N/A     288,204
                                                     --------    --------

     Aggregate rent revenue of major tenants       $  361,881   $ 556,060
                                                     ========    ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   36%         44%
                                                     ========    ========

(9) Partners' Capital -

     Cash distributions of $10,531 and $10,936 were made to the General Partners and $962,829 and $979,239 were made to the Limited Partners in 1995 and 1994, respectively. The Limited Partners' distributions represent $67.82 and $68.33 per Limited Partnership Unit outstanding using 14,196 and 14,330 weighted average Units in 1995 and 1994, respectively. The distributions represent $67.49 and $7.20 per Unit of Net Income and $.33 and $61.13 per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $643,138 and $193,255 of proceeds from property sales in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(9) Partners' Capital -  (Continued)

     During 1995, twelve Limited Partners redeemed a total of 118 Partnership Units for $79,774 in accordance with the Partnership Agreement. The Partnership acquired these Units using proceeds from the Applebee's sale, which reduced the Limited Partners' Adjusted Capital Contribution. In 1994, seven Limited Partners redeemed a total of 139 Partnership Units for $103,416 using proceeds from the Applebee's sale. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $967.07 per original $1,000 invested.

(10) Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1995          1994

     Net Income For Financial
      Reporting Purposes                      $ 967,752     $ 104,199

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                         56,416        84,612

     Income Accrued for Tax Purposes Over
      (Under) Income For Financial
      Reporting Purposes                         (4,324)       59,568

     Property Expenses For Tax Purposes
      Under (Over) Expenses For Financial
      Reporting Purposes                       (234,439)      565,968

     Gain on Sale of Real Estate For Tax
      Purposes Under Gain For Financial
      Reporting Purposes                        (25,031)      (13,866)
                                               ---------     ---------
           Taxable Income to Partners         $ 760,374     $ 800,481
                                               =========     =========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(10) Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                1995           1994

     Partners' Capital For
      Financial Reporting Purposes          $ 9,562,698    $ 9,648,080

     Depreciation For Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                         80,206         23,790

     Capitalized Start-Up Costs
      Under Section 195                         185,558        185,558

     Amortization of Start-Up and
      Organization Costs                       (190,952)      (190,952)

     Income Accrued For Tax Purposes Over
      Income For Financial
      Reporting Purposes                        332,908        337,232

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                  377,613        612,052

     Gain on Sale of Real Estate For Tax
      Purposes Over Gain For Financial
      Reporting Purposes                         47,570         72,601

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes        1,987,080      1,987,080
                                             -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes        $12,382,681    $12,675,441
                                             ===========    ===========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(11) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                     1995
                                            Carrying        Fair
                                             Amount         Value

     Cash                                 $1,873,834     $1,873,834
     Note Receivable                          37,500         37,500

     The carrying values of cash and the note receivable approximate fair values.

(12) Contingencies -

     The Partnership is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, these matters are adequately covered by insurance, or if not so covered, are without merit or are of such a nature, or involve such amounts, as would not materially affect the financial position or results of operations of the Partnership.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifeen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.


ITEM 10.   EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. Neither the General Partners nor their affiliates have purchased Limited Partnership Units.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1995.

Person or Entity                                        Amount Incurred From
   Receiving                Form and Method        Inception (February 6, 1987)
  Compensation              of Compensation             To December 31, 1995


AEI Incorporated     Selling Commissions equal to 9% of        $1,500,000
                     proceeds plus a 1% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners     Reimbursement at Cost for other           $  487,080
and Affiliates       Organization and Offering Costs.

General Partners     Reimbursement at Cost for all             $  222,019
and Affiliates       Acquisition Expenses

General Partners     1% of Net Cash Flow in any fiscal year    $   87,188
                     until the Limited Partners have received annual, non-cumulative distributions of
                     Net Cash Flow equal to 10% of their
                     Adjusted Capital Contributions and
                     10% of any remaining Net Cash Flow in
                     such fiscal year.

General Partners     Reimbursement at Cost for all             $1,861,080
and Affiliates       Administrative Expenses attributable to
                     the Fund, including all expenses related to management and disposition of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

ITEM 12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
           (Continued)

Person or Entity                                        Amount Incurred From
   Receiving                Form and Method        Inception (February 6, 1987)
 Compensation               of Compensation             To December 31, 1995

General Partners     15% of distribution of Net Proceeds       $ 13,705
                     of Sale other than distributions
                     necessary to restore Adjusted Capital
                     Contributions and provide a 6% cumulative return to Limited Partners. The General
                     Partners will receive only 1% of
                     distributions of Net Proceeds of Sale
                     until the Limited Partners have received an amount equal to: (a) their Adjusted
                     Capital Contributions, plus (b) an
                     amount equal to 14% of their Adjusted
                     Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1995, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

             A.   Exhibits -
                                   Description

                        27   Financial Data Schedule
                             for year ended December 31, 1995.

             B.   Reports on Form 8-K and Form 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AEI REAL ESTATE FUND XVI
                               Limited Partnership
                               By: AEI Fund Management XVI, Inc.
                                   Its Managing General Partner


March 21, 1996                 By:  /s/ Robert P. Johnson
                                    Robert P.Johnson, President and Director
                                   (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                          Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 21, 1996
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 21, 1996
Mark E. Larson           and Chief Financial Officer