Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1996-05-15
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

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

                     Yes   [X]      No

         Transitional Small Business Disclosure Format:

                     Yes            No   [X]




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

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

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995
CURRENT ASSETS:
   Cash                                           $ 1,542,170    $ 1,873,834
   Receivables                                         50,844         54,661
                                                   -----------    -----------
        Total Current Assets                        1,593,014      1,928,495
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             3,809,396      3,537,198
   Buildings and Equipment                          6,942,435      6,966,837
   Property Acquisition Costs                               0         14,813
   Accumulated Depreciation                        (2,031,204)    (2,274,424)
                                                   -----------    -----------
        Net Investments in Real Estate              8,720,627      8,244,424
                                                   -----------    -----------
               Total   Assets                     $10,313,641    $10,172,919
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    83,018    $   153,644
   Distributions Payable                              190,471        190,172
   Deferred Income                                     15,680         22,212
                                                   -----------    -----------
        Total Current Liabilities                     289,169        366,028
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion              255,299        244,193

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (31,505)       (33,570)
   Limited Partners, $1,000 Unit value;
    15,000 Units authorized and issued;
    14,108 Units outstanding                        9,800,678      9,596,268
                                                   -----------    -----------
      Total Partners' Capital                       9,769,173      9,562,698
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $10,313,641    $10,172,919
                                                   ===========    ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                       1996          1995

INCOME:
   Rent                                           $   285,090    $   267,587
   Investment Income                                   24,292         12,839
                                                   -----------    -----------
        Total Income                                  309,382        280,426
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             64,025         65,155
   Partnership Administration and Property
      Management - Unrelated Parties                   43,411          5,346
   Interest                                                 0          4,444
   Depreciation                                        70,346         82,198
                                                   -----------    -----------
        Total Expenses                                177,782        157,143
                                                   -----------    -----------

OPERATING INCOME                                      131,600        123,283

GAIN ON SALE OF REAL ESTATE                           286,996              0
                                                   -----------    -----------

NET INCOME                                        $   418,596    $   123,283
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     4,186    $     1,233
   Limited Partners                                   414,410        122,050
                                                   -----------    -----------
                                                  $   418,596    $   123,283
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (14,108 and 14,226 weighted average Units
   outstanding in 1996 and 1995, respectively)    $     29.37    $      8.58
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   418,596    $   123,283

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      70,346         82,198
     Gain on Sale of Real Estate                     (286,996)             0
     (Increase) Decrease in Receivables                 3,817        (15,921)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (70,626)       (29,712)
     Increase in Contract Payable                           0          4,444
     Increase in Deferred Income                        4,574          9,110
                                                   -----------    -----------
        Total Adjustments                            (278,885)        50,119
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          139,711        173,402
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,313,603)             0
   Proceeds from Sale of Real Estate                1,054,050              0
                                                   -----------    -----------
        Net Cash Provided By
        Investing Activities                         (259,553)             0
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      299        102,460
   Distributions to Partners                         (212,121)      (259,088)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (211,822)      (156,628)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                      (331,664)        16,774

CASH, beginning of period                           1,873,834        882,790
                                                   -----------    -----------

CASH, end of period                               $ 1,542,170    $   899,564
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $     4,444
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (32,717)  $ 9,680,797  $ 9,648,080    14,225.70

  Distributions                (2,591)     (256,497)    (259,088)

  Net Income                    1,233       122,050      123,283
                             ----------  -----------  -----------  ----------
BALANCE, March 31, 1995     $ (34,075)  $ 9,546,350  $ 9,512,275    14,225.70
                             ==========  ===========  ===========  ==========


BALANCE, December 31, 1995  $ (33,570)  $ 9,596,268  $ 9,562,698    14,107.70

  Distributions                (2,121)     (210,000)    (212,121)

  Net Income                    4,186       414,410      418,596
                             ----------  -----------  -----------  ----------
BALANCE, March 31, 1996     $ (31,505)  $ 9,800,678  $ 9,769,173    14,107.70
                             ==========  ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

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

(2)  Organization - (Continued)

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

     To entice the assignee, WIM, Inc. (WIM) to operate the restaurants and enter into the Lease Agreements, the
     Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $755,773 which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease and the Partnership amended the agreements for the Irving and Mesquite locations to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the properties after WIM was unable to perform under the terms of the Leases. The properties are currently listed for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

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

     On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,443 for the Jiffy Lube in Garland, Texas, which resulted in a net gain of $80,500. At the time of sale, the cost and related accumulated depreciation of the property was $301,884 and $59,941, respectively. The Partnership recognized net sale proceeds of $161,218 for the Jiffy Lube in Dallas, Texas, which resulted in a net gain of $35,705. At the time of sale, the cost and related accumulated depreciation of the property was $154,781 and $29,268.

     In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $217,323. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at March 31, 1996 was $496,967 and $178,282, respectively. The settlement resulted in a net gain of $88,207. The Partnership's cost of the land is $253,747.

     In the first quarter of 1996 and the fourth quarter of 1995, the Partnership distributed $210,000 and $79,774 of the net sale proceeds to the Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $14.89 and $5.65 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,328,416. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

     The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. No rent was received in 1996 or 1995 from the property.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of March 31, 1996 and December 31, 1995, the Partnership had recognized $38,871 and $33,318 of this payment as income. At March 31, 1996, the remaining deferred income of $10,127 was prepaid rent related to certain other Partnership properties.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Partnership's rental income is derived from long-term lease agreements on the Partnership's properties. It increased in the first quarter of 1996 by $17,503 over the first quarter of 1995 due primarily to rental income received from the re-leasing of the property in Waco, Texas, additional rent received from the lessee of the Matlock Jem Care, and a lump sum insurance settlement for rent on the Cheddar's property in Indianapolis, Indiana due to a fire. These increases were partially offset by no recognition of rent in 1996 on the J.T. McCord's properties in Irving, Texas and Mesquite, Texas. Investment income increased by $11,453 in the first quarter of 1996 over the same period in 1995 due to proceeds from property sales made in 1995 which were invested in interest earning instruments.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for the Columbia Applebee's, the Houston, Texas child care center, and one of the Arlington, Texas child care centers. The policies insure approximately 80% of the annual payments for periods of ten years for the child care centers and a twelve month period (over seven years) for the other properties. The rent guarantee begins thirty days after the occurrence of all the following:
(1) the lessee is at least thirty days in default in the payment of rent; (2) the lessee has been removed from the property; (3) the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and (4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires. On May 5, 1995, the Applebee's policy expired.

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

        To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $755,773, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease and the Partnership amended the agreements for the Irving and Mesquite locations to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the properties after WIM was unable to perform under the terms of the Leases. The properties are currently listed for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

        As part of the Plan, the Partnerships, which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment was $69,702. In 1994, the Partnership expensed $302,652 to record this liability and administrative costs related to the bankruptcy.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $217,323. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

       On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,443 for the Jiffy Lube in Garland, Texas, which resulted in a net gain of $80,500. At the time of sale, the cost and related accumulated depreciation of the property was $301,884 and $59,941, respectively. The Partnership recognized net sale proceeds of $161,218 for the Jiffy Lube in Dallas, Texas, which resulted in a net gain of $35,705. At the time of sale, the cost and related accumulated depreciation of the property was $154,781 and $29,268.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,328,416. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at March31, 1996 was $496,967 and $178,282, respectively. The settlement resulted in a net gain of $88,207. The Partnership's cost of the land is $253,747.

        The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. No rent was received in 1996 or 1995 from the property.

        During the first three months of 1996 and 1995, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $43,411 and $5,346, respectively. The increase in these expenses in 1996, when compared to the same period in 1995, is due to costs related to the vacant J.T. McCord's properties. The administration and property management expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, interest, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

        In the first quarter of 1996 and the fourth quarter of 1995, the Partnership distributed $210,000 and $79,774 of the net sale proceeds, from the sales discussed above, to the Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $14.89 and $5.65 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 5.6%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

ITEM 1. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits - None.
        b. Reports filed on Form 8-K - See previously filed reports dated March 22, 1996 and March 29, 1996.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 8, 1996           AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer