Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1996-08-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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

                     Yes                No   [X]




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and December  31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                      1996           1995
CURRENT ASSETS:
   Cash and Cash Equivalents                      $ 1,492,815     $ 1,873,834
   Receivables                                         44,714          54,661
                                                   -----------     -----------
        Total Current Assets                        1,537,529       1,928,495
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             3,557,678       3,537,198
   Buildings and Equipment                          6,947,545       6,966,837
   Property Acquisition Costs                               0          14,813
   Accumulated Depreciation                        (2,104,336)     (2,274,424)
                                                   -----------     -----------
                                                    8,400,887       8,244,424
   Land Held for Resale                               253,747               0
                                                   -----------     -----------
        Net Investments in Real Estate              8,654,634       8,244,424
                                                   -----------     -----------
               Total Assets                       $10,192,163     $10,172,919
                                                   ===========     ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    93,385     $   153,644
   Distributions Payable                              190,569         190,172
   Deferred Income                                     30,758          22,212
                                                   -----------     -----------
        Total Current Liabilities                     314,712         366,028
                                                   -----------     -----------

DEFERRED INCOME - Net of Current Portion              233,087         244,193

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (32,754)        (33,570)
   Limited Partners, $1,000 Unit value;
    15,000 Units authorized and issued;
    14,108 Units outstanding                        9,677,118       9,596,268
                                                   -----------     -----------
      Total Partners' Capital                       9,644,364       9,562,698
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $10,192,163     $10,172,919
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Second Quarter Ended      Six Months Ended
                              6/30/96     6/30/95      6/30/96     6/30/95

INCOME:
   Rent                     $ 228,362    $ 279,612    $ 513,452    $ 547,199
   Investment Income           16,473       14,795       40,765       27,634
                             ---------    ---------    ---------    ---------
        Total Income          244,835      294,407      554,217      574,833
                             ---------    ---------    ---------    ---------

EXPENSES:
   Partnership Administration-
    Affiliates                 40,045       52,182      104,070      117,337
   Partnership Administration
    and Property Management -
    Unrelated Parties          42,039       23,724       85,450       29,070
   Interest                         0        4,299            0        8,743
   Depreciation                73,132       82,198      143,478      164,396
                             ---------    ---------    ---------    ---------
        Total Expenses        155,216      162,403      332,998      319,546
                             ---------    ---------    ---------    ---------

OPERATING INCOME               89,619      132,004      221,219      255,287

GAIN (ADJUSTMENT) ON SALE
  OF REAL ESTATE               (2,306)           0      284,690            0
                             ---------    ---------    ---------    ---------

NET INCOME                  $  87,313    $ 132,004    $ 505,909    $ 255,287
                             =========    =========    =========    =========

NET INCOME ALLOCATED:
   General Partners         $     873    $   1,320    $   5,059    $   2,553
   Limited Partners            86,440      130,684      500,850      252,734
                             ---------    ---------    ---------    ---------
                            $  87,313    $ 132,004    $ 505,909    $ 255,287
                             =========    =========    =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (14,108 and 14,226 weighted average
   Units outstanding in 1996 and 1995,
   respectively)            $    6.13    $    9.19    $   35.50    $   17.77
                             =========    =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   505,909     $   255,287

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     143,478         164,396
     Gain on Sale of Real Estate                     (284,690)              0
     Decrease in Receivables                            9,947          19,365
     Decrease in Payable to
        AEI Fund Management, Inc.                     (60,259)        (56,804)
     Decrease in Contract Payable                           0         (59,766)
     Increase (Decrease) in Deferred Income            (2,560)          4,108
                                                   -----------     -----------
        Total Adjustments                            (194,084)         71,299
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          311,825         326,586
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,320,742)              0
   Proceeds from Sale of Real Estate                1,051,744               0
                                                   -----------     -----------
        Net Cash Used For
        Investing Activities                         (268,998)              0
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      397          94,918
   Distributions to Partners                         (424,243)       (509,761)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (423,846)       (414,843)
                                                   -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (381,019)        (88,257)

CASH AND CASH EQUIVALENTS, beginning of period      1,873,834         882,790
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period          $ 1,492,815     $   794,533
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0     $     2,144
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (32,717)  $ 9,680,797  $ 9,648,080    14,225.70

  Distributions                 (5,098)     (504,663)    (509,761)

  Net Income                     2,553       252,734      255,287
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1995       $ (35,262)  $ 9,428,868  $ 9,393,606    14,225.70
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1995   $ (33,570)  $ 9,596,268  $ 9,562,698    14,107.70

  Distributions                 (4,243)     (420,000)    (424,243)

  Net Income                     5,059       500,850      505,909
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1996       $ (32,754)  $ 9,677,118  $ 9,644,364    14,107.70
                              =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

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

     In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. The sale price for the Partnership's interest in the property will be approximately $367,500, which will result in a net loss of approximately $61,000. The Partnership anticipates the sale will close on August 30, 1996.

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

     In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,692 which resulted in a net gain of $217,323. In the second quarter of 1996, $2,306 of additional sale expenses were recognized which resulted in a total net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at March 31, 1996 was $496,967 and $178,282, respectively. The settlement resulted in a net gain of $88,207. The Partnership's cost of the land is $253,747.

     During the first six months of 1996 and the year 1995, the Partnership distributed $424,243 and $730,214 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $29.78 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of June 30, 1996 and December 31, 1995, the Partnership had recognized $44,424 and $33,318 of this payment as income. At June 30, 1996, the remaining deferred income of $8,546 was prepaid rent related to certain other Partnership properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $513,452 and $547,199, respectively. During the same periods, the Partnership earned investment income of $40,765 and $27,634, respectively. In 1996, rental income decreased as a result of the property sales discussed below and no rental income was recognized for the J.T. McCord's properties in Irving and Mesquite, Texas. The decrease in rental income was partially offset by rental income received from re-leasing the property in Waco, Texas, rental income received from the Applebee's in Victoria, Texas, rent increases on five properties and additional investment income earned on the net proceeds from property sales.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. The sale price for the Partnership's interest in the property will be approximately $367,500, which will result in a net loss of approximately $61,000. The Partnership anticipates the sale will close on August 30, 1996.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1996 and 1995, the Partnership paid partnership administration expenses to affiliated parties of $104,070 and $117,337, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $85,450 and $29,070, respectively. The increase in theses expenses in 1996, when compared to the same period in 1995, is due to costs related to the vacant J. T. McCord's properties and Sizzler property. In addition, the 1995 amount was reduced by $17,319 of insurance proceeds received as a result of vandalism to the Sizzler restaurant.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 6.35%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances decreased $381,019. Net cash provided by operating activities decreased from $326,586 in 1995 to $312,083 in 1996 as a result of a decrease in rental income and an increase in expenses in 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the six months ended June 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,051,744. During the same period, the Partnership expended $1,320,742 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,692 which resulted in a net gain of $217,323. In the second quarter of 1996, $2,306 of additional sale expenses were recognized which resulted in a total net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at March 31, 1996 was $496,967 and $178,282, respectively. The settlement resulted in a net gain of $88,207. The Partnership's cost of the land is $253,747.

       During the first six months of 1996 and the year 1995, the Partnership distributed $424,243 and $730,214 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $29.78 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective October 1, 1995, the Partnership's distribution rate was reduced from 7% to 6%. As a result, distributions during the first six months of 1995 were higher when compared to the same period in 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits -
                                     Description

                 10.1  Purchase Agreement dated
                       July 10, 1996, between the Partnership,
                       AEI Real Estate Fund XVII Limited
                       Partnership, and BW, Incorporated
                       relating to the property at 3808 Town
                       Crossing Boulevard, Mesquite, Texas.

                 27    Financial Data Schedule  for  period
                       ended June 30, 1996.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

           b.  Reports filed on Form  8-K - During the quarter ended June
                                            30, 1996, the Partnership filed
                                            a Form 8-K, dated March 22, 1996,
                                            reporting the purchase of the
                                            Applebee's restaurant in Victoria,
                                            Texas.

                                            During the quarter ended June 30,
                                            1996, the Partnership filed a
                                            Form 8-K, dated March 29, 1996,
                                            reporting the disposition of the
                                            Super 8 motel in Hot Springs,
                                            Arkansas.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 1996        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)