Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1996-11-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995

          Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                        1996         1995
CURRENT ASSETS:
   Cash  and  Cash  Equivalents                     $  1,461,203  $  1,873,834
   Receivables                                            37,014        54,661
                                                      -----------   -----------
        Total Current Assets                           1,498,217     1,928,495
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                3,557,678     3,537,198
   Buildings and Equipment                             6,947,545     6,966,837
   Property Acquisition Costs                             12,948        14,813
   Accumulated Depreciation                           (2,177,459)   (2,274,424)
                                                      -----------   -----------
                                                       8,340,712     8,244,424
   Land Held for Resale                                  253,747             0
                                                      -----------   -----------
        Net Investments in Real Estate                 8,594,459     8,244,424
                                                      -----------   -----------
               Total   Assets                        $10,092,676   $10,172,919
                                                      ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $   118,122   $   153,644
   Distributions Payable                                 190,569       190,172
   Deferred Income                                        34,819        22,212
                                                      -----------   -----------
        Total Current Liabilities                        343,510       366,028
                                                      -----------   -----------

DEFERRED INCOME - Net of Current Portion                 227,534       244,193

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (33,981)      (33,570)
   Limited Partners, $1,000 Unit value;
    15,000 Units authorized and issued;
    14,108 Units outstanding                           9,555,613     9,596,268
                                                      -----------   -----------
      Total Partners' Capital                          9,521,632     9,562,698
                                                      -----------   -----------
        Total Liabilities and Partners' Capital      $10,092,676   $10,172,919
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                 9/30/96    9/30/95     9/30/96    9/30/95

INCOME:
 Rent                          $ 225,386  $ 270,063    $ 738,838  $ 817,262
 Investment Income                18,287     21,242       59,052     48,876
                                ---------  ---------    ---------  ---------
        Total Income             243,673    291,305      797,890    866,138
                                ---------  ---------    ---------  ---------

EXPENSES:
 Partnership Administration-
  Affiliates                      53,563     55,317      157,633    172,654
 Partnership Administration and
  Property Management -
  Unrelated Parties               27,599     11,143      113,049     40,213
 Interest                              0      3,970            0     12,713
 Depreciation                     73,123     78,260      216,601    242,656
                                ---------  ---------    ---------  ---------
        Total Expenses           154,285    148,690      487,283    468,236
                                ---------  ---------    ---------  ---------

OPERATING INCOME                  89,388    142,615      310,607    397,902

GAIN ON SALE OF REAL ESTATE            0    437,916      284,690    437,916
                                ---------  ---------    ---------  ---------

NET INCOME                     $  89,388  $ 580,531    $ 595,297  $ 835,818
                                =========  =========    =========  =========

NET INCOME ALLOCATED:
   General Partners            $     894  $   5,805    $   5,953  $   8,358
   Limited Partners               88,494    574,726      589,344    827,460
                                ---------  ---------    ---------  ---------
                               $  89,388  $ 580,531    $ 595,297  $ 835,818
                                =========  =========    =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (14,108 and 14,226 weighted
  average Units outstanding in
  1996 and 1995 respectively)  $   6.27   $  40.40     $  41.77   $  58.17
                                =========  =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   595,297   $   835,818

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       216,601       242,656
     Gain on Sale of Real Estate                       (284,690)     (437,916)
     (Increase) Decrease in Receivables                  17,647        (5,391)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (35,522)      (38,261)
     Decrease in Contract Payable                             0       (55,796)
     Decrease in Deferred Income                         (4,052)       (1,996)
                                                     -----------   -----------
        Total Adjustments                               (90,016)     (296,704)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            505,281       539,114
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,333,690)            0
   Proceeds from Sale of Real Estate                  1,051,744       990,453
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (281,946)      990,453
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        397        94,976
   Distributions to Partners                           (636,363)     (760,433)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (635,966)     (665,457)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (412,631)      864,110

CASH AND CASH EQUIVALENTS, beginning of period        1,873,834       882,790
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period            $ 1,461,203   $ 1,746,900
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Period                   $         0   $     2,144
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (32,717)  $ 9,680,797  $ 9,648,080    14,225.70

  Distributions                 (7,604)     (752,829)    (760,433)

  Net Income                     8,358       827,460      835,818
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1995  $ (31,963)  $ 9,755,428  $ 9,723,465    14,225.70
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1995   $ (33,570)  $ 9,596,268  $ 9,562,698    14,107.70

  Distributions                 (6,364)     (629,999)    (636,363)

  Net Income                     5,953       589,344      595,297
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1996  $ (33,981)  $ 9,555,613  $ 9,521,632    14,107.70
                              =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of two years with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

     In  July, 1996, the Partnership entered into an agreement to sell  the  J.T. McCord's in Mesquite, Texas to an  unrelated
     third   party.   In  September,  1996,  the  Agreement   was
     terminated by the purchaser.

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

     In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,692 which resulted in a net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. The Partnership's cost of the land is $253,747.

     During the first nine months of 1996 and the year 1995, the Partnership distributed $602,376 and $730,214 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $42.28 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. The Partnership has incurred net costs of $12,948 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of September 30, 1996 and December 31, 1995, the Partnership had recognized $49,977 and $33,318 of this payment as income. At September 30, 1996, the remaining deferred income of $12,607 was prepaid rent related to certain other Partnership properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $738,838 and $817,262, respectively. During the same periods, the Partnership earned investment income of $59,052 and $48,876, respectively. In 1996, rental income decreased as a result of the property sales discussed below and no rental income was recognized for the J.T. McCord's properties in Irving and Mesquite, Texas. The decrease in rental income was partially offset by rental income received from re-leasing the property in Waco, Texas, rental income received from the Applebee's in Victoria, Texas, rent increases on five properties and additional investment income earned on the net proceeds from property sales.

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

        In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of two years with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser.

        The Partnership owns a 30.8078% interest in the Sizzler restaurant in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. No rent was received in 1996 or 1995 from the property.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $82 million at June 29, 1996, making it a much higher credit lessee than the original lessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 1996 and 1995, the Partnership paid partnership administration expenses to affiliated parties of $157,633 and $172,654, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $113,049 and $40,213, respectively. The increase in these expenses in 1996, when compared to the same period in 1995, is due to costs related to the vacant J. T. McCord's properties and Sizzler property. In addition, the 1995 amount was reduced by $17,319 of insurance proceeds received as a result of vandalism to the Sizzler restaurant.

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 6.44%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  nine months ended September  30,  1996,  the
Partnership's cash balances decreased $421,631. Net cash provided by operating activities decreased from $539,114 in 1995 to $505,281 in 1996 as a result of a decrease in rental income and an increase in expenses in 1996. The decrease was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the nine months ended September 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,051,744. During the same period, the Partnership expended $1,333,690 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,692 which resulted in a net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. The Partnership's cost of the land is $253,747.

        During the first nine months of 1996 and the year 1995, the Partnership distributed $602,376 and $730,214 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $42.28 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. The Partnership has incurred net costs of $12,948 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective October 1, 1995, the Partnership's distribution rate was reduced from 7% to 6%. As a result, distributions during the first nine months of 1995 were higher when compared to the same period in 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On October 1, 1996, thirteen Limited Partners redeemed a total of 113 Partnership Units for $69,640 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-seven Limited Partners redeemed 892.3 Partnership Units for $715,655. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM 5. OTHER INFORMATION

        None.



                   PART II - OTHER INFORMATION
                           (Continued)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits -
                                   Description

                  10.1  Assignment of Construction
                        Loan  Commitment  and Sale  and  Leaseback
                        Financing   Commitment  dated  August   8,
                        1996,  concerning  those  documents   with
                        Caribou   Coffee  store   and   AEI   Fund
                        Management,   Inc.  to  the   Partnership,
                        relating to the sale and leaseback of a Caribou Coffee store at Johnson Ferry Road in Atlanta, Georgia.

                   27   Financial Data Schedule  for  period
                        ended September 30, 1996.

            b.          Reports filed on Form  8-K  -
                             None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 1996     AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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