Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1997-03-27
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                         Yes    [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $1,050,609.

As of February 28, 1997, there were 13,994.70 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,994,700.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $149,000, which resulted in a net loss of approximately $216,300, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $77 million at December 28, 1996, making it a much higher credit lessee than the original lessee.

        The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Lease. In March, 1997, the restaurant in Mesquite was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. The property in Irving is currently listed for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

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


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $663,386 which resulted in a net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

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

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. The Partnership has incurred net costs of $20,933 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1996, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 71% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                     Total Property              Annual     Annual
                           Purchase   Acquisition                Lease     Rent Per
Property                     Date       Costs        Lessee      Payment    Sq. Ft.

Creative Years Early                             Creative Years
Learning Center                                  Early Learning
 Houston, TX               4/8/87  $   483,128   Centers, Inc.  $   62,596  $  9.09

Grand Rapids Teachers                            Grand Rapids
Credit Union                                       Teachers
 Wyoming, MI               5/1/87  $   626,239   Credit Union   $   32,370  $  9.37

Arby's Restaurant                                   RTM Mid-
 Grand Rapids, MI          5/1/87  $   652,880   America, Inc.  $   24,000  $  6.89

Fuddruckers Restaurant
 Omaha, NE               11/16/87  $ 1,151,543 Fuddruckers, Inc.$  145,081  $ 20.94

Children's World
Daycare Center                                     Children's
 Sterling Heights, MI                            World Learning
 (83.6514%)              11/25/87  $   729,486    Centers, Inc. $  105,117  $ 20.35

Jiffy Lube Auto Care Center
 Westmoreland Avenue                              Jiffy Lube
 Dallas, TX                                    International of
 (25%)                   12/10/87  $   154,891 of Maryland, Inc.$   18,975  $ 28.43

JEMCARE
 Arkansas Lane
 Arlington, TX           12/10/87  $   450,475    JEMCARE, Inc. $   53,451  $ 10.61

Zapata's Cantina & Cafe
 Waco, TX                                        Tex-Mex Cocina
 (55.0958%)              12/16/87  $   674,285   of Waco, L.C.  $   29,752  $  8.89

J.T. McCord's Restaurant
 Irving, TX              12/16/87  $ 1,147,333       (F1)

J.T. McCord's Restaurant                             Texas
 Mesquite, TX                                     Sports City
 (35%)   (1)             12/16/87  $   520,109     Cafe, Ltd.   $   17,500  $  7.07

JEMCARE
 Matlock Avenue
 Arlington, TX           12/16/87  $   603,641    JEMCARE, Inc. $   44,570  $  6.47

Cheddar's Restaurant
 Indianapolis, IN
 (50%)                    2/16/88  $   253,747         (F2)

Fuddruckers Restaurant
 St. Louis, MO
 (40%)                    3/25/88  $   761,053 Fuddruckers, Inc.$   92,164  $ 26.40

Sizzler Restaurant
 Cincinnati, OH
 (30.8078%)               1/30/90  $   468,140         (F3)

Applebee's Restaurant                          Southland Restaurant
 Slidell, LA                                       Development
 (73%)                     5/5/93  $   746,465  Company, L.L.C. $  107,524  $ 32.15

                                                   Renaissant
Applebee's Restaurant                             Development
 Victoria, TX             3/22/96  $ 1,335,555       Corp.      $  151,110  $ 30.26


<F1> The  property  is vacant and listed for sale  or  lease.   The
     Mesquite property was re-leased
     March 15, 1997.
<F2> The  property was destroyed by fire and the land is listed for sale.
<F3> Property held for sale was sold on January 23, 1997.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center in Sterling Heights, Michigan. AEI Real Estate Fund XV Limited Partnership owns the remaining interest in the restaurant in Waco, Texas, and the Fuddrucker's restaurant in St. Louis, Missouri. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube property, the J.T. McCord's restaurant in Mesquite, Texas, and the Cheddar's restaurant. AEI Real Estate Funds XVII and XVIII Limited Partnerships own the remaining interest in the Sizzler restaurant. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

ITEM 2.   PROPERTIES. (Continued)

        The initial Lease terms are 20 years except for the Houston daycare center, the JEMCARE properties (10 years), the Credit Union (11 years), the Arby's (15 years), and the Waco property discussed below. Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years.

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1991, all properties were 100 percent occupied by the lessees noted, with the exception of the Sizzler property, which was 100 percent occupied until January, 1994, the J.T. McCord's properties, which were 100 percent occupied until December, 1995, and the Cheddar's property, which was 100 perent occupied until January, 1996. In June, 1995, the Partnership re-leased the J.T. McCord's, Waco property. The Sizzler property, the Irving J.T. McCord's, and Mesquite J.T. McCord's have been 100% vacant since January, 1994, December, 1995, and December 1995, respectively. The Mesquite J.T. McCord's was re-leased on March 15, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 1,514 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1996, thirteen Limited Partners redeemed a total of 113 Partnership Units for $69,640 in accordance with the Partnership Agreement. In prior years, a total of seventy-seven Limited Partners redeemed 892.3 Partnership Units for $715,655. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $9,189 and $10,531 were made to the General Partners and $840,000 and $962,829 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $692,793 and $643,138 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $973,784 and $1,009,008, respectively. During the same periods, the Partnership earned investment income of $76,825 and $77,846, respectively. In 1996, rental income decreased as a result of the property sales discussed below and no rental income was recognized for the J.T. McCord's properties in Irving and Mesquite, Texas. The decrease in rental income was partially offset by rental income received from re-leasing the property in Waco, Texas, rental income received from the Applebee's in Victoria, Texas, and rent increases on six properties.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent.

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $149,000, which resulted in a net loss of approximately $216,300, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $77 million at December 28, 1996, making it a much higher credit lessee than the original lessee.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $202,324 and $223,782, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $130,473 and $138,202, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $1,228,532. Net Cash provided by operating activities increased from $543,413 in 1995 to $681,414 in 1996 mainly as a result of net timing differences in the collection of payments from lessees and the payment of expenses. In 1996 and 1995, net cash income before depreciation and real estate impairment was approximately the same. The reduction in revenue in 1996, when compared to 1995, was offset by a reduction in expenses in 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,051,744 and $1,455,148, respectively. During the same periods, the Partnership expended $2,043,337 and $14,813, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $663,386 which resulted in a net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

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

       During 1996 and 1995, the Partnership distributed $699,791 and $730,214, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $49.17 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. The Partnership has incurred net costs of $20,933 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective October 1, 1995, the Partnership's distribution rate was reduced from 7% to 6%. As a result, distributions during 1995 were higher when compared to the same period in 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1996, thirteen Limited Partners redeemed a total of 113 Partnership Units for $69,640 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-seven Limited Partners redeemed 892.3 Partnership Units for $715,655. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT


To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota             /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                       Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                         $   645,302   $ 1,873,834
  Receivables                                            17,284        54,661
                                                     -----------   -----------
      Total Current Assets                              662,586     1,928,495
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                3,446,635     3,537,198
  Buildings and Equipment                             6,590,448     6,966,837
  Construction Advances                                 701,662             0
  Property Acquisition Costs                             20,933        14,813
  Accumulated Depreciation                           (2,148,068)   (2,274,424)
                                                     -----------   -----------
                                                      8,611,610     8,244,424
  Real Estate Held for Sale                             403,073             0
                                                     -----------   -----------
      Net Investments in Real Estate                  9,014,683     8,244,424
                                                     -----------   -----------
          Total Assets                              $ 9,677,269   $10,172,919
                                                     ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $   102,082   $   153,644
  Distributions Payable                                 190,647       190,172
  Deferred Income                                        22,212        22,212
                                                     -----------   -----------
      Total Current Liabilities                         314,941       366,028
                                                     -----------   -----------

DEFERRED INCOME  -  Net of Current Portion              221,981       244,193

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (37,794)      (33,570)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,995 and 14,108 outstanding in 1996
   and 1995, respectively                             9,178,141     9,596,268
                                                     -----------   -----------
      Total Partners' Capital                         9,140,347     9,562,698
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $ 9,677,269   $10,172,919
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                        1996          1995

INCOME:
  Rent                                             $   973,784    $ 1,009,008
  Investment Income                                     76,825         77,846
                                                    -----------    -----------
      Total Income                                   1,050,609      1,086,854
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              202,324        223,782
  Partnership Administration and Property
     Management - Unrelated Parties                    130,473        138,202
  Interest                                                   0         12,713
  Depreciation                                         289,724        317,059
  Real Estate Impairment                               216,300              0
                                                    -----------    -----------
      Total Expenses                                   838,821        691,756
                                                    -----------    -----------

OPERATING INCOME                                       211,788        395,098

GAIN ON SALE OF REAL ESTATE                            284,690        572,654
                                                    -----------    -----------

NET INCOME                                         $   496,478    $   967,752
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $     4,965    $     9,678
  Limited Partners                                     491,513        958,074
                                                    -----------    -----------
                                                   $   496,478    $   967,752
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(14,079 and 14,196 weighted average Units outstanding
  in 1996 and 1995, respectively)                  $     34.91    $     67.49
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   496,478   $   967,752

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       289,724       317,059
     Real Estate Impairment                             216,300             0
     Gain on Sale of Real Estate                       (284,690)     (572,654)
     Decrease in Receivables                             37,377        47,996
     Increase (Decrease) in Payable to
     AEI Fund Management, Inc.                          (51,562)       41,674
     Decrease in Contract Payable                             0      (236,202)
     Decrease in Deferred Income                        (22,212)      (22,212)
                                                     -----------   -----------
       Total Adjustments                                184,937      (424,339)
                                                     -----------   -----------
        Net Cash Provided By Operating Activities       681,415       543,413
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (2,043,337)      (14,813)
  Proceeds from Sale of Real Estate                   1,051,744     1,455,148
                                                     -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                        (991,593)    1,440,335
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                         475        60,430
  Distributions to Partners                            (848,485)     (972,554)
  Redemption Payments                                   (70,344)      (80,580)
                                                     -----------   -----------
        Net Cash Used For Financing Activities         (918,354)     (992,704)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (1,228,532)      991,044

CASH AND CASH EQUIVALENTS, beginning of period        1,873,834       882,790
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   645,302   $ 1,873,834
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                     $         0   $    17,157
                                                     ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

   Note Receivable Acquired in Sale of Property     $         0   $    37,500
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                                General      Limited                   Units
                                Partners     Partners     Total    Outstanding


BALANCE, December 31, 1994  $  (32,717)  $ 9,680,797  $ 9,648,080    14,225.70

  Distributions                 (9,725)     (962,829)    (972,554)

  Redemption Payments             (806)      (79,774)     (80,580)     (118.00)

  Net Income                     9,678       958,074      967,752
                             ----------   -----------  -----------  -----------
BALANCE, December 31, 1995     (33,570)    9,596,268    9,562,698    14,107.70

  Distributions                 (8,485)     (840,000)    (848,485)

  Redemption Payments             (704)      (69,640)     (70,344)     (113.00)

  Net Income                     4,965       491,513      496,478
                             ----------   -----------  -----------  -----------
BALANCE, December 31, 1996  $  (37,794)  $ 9,178,141  $ 9,140,347    13,994.70
                             ==========   ===========  ===========  ===========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

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

                   DECEMBER 31, 1996 and 1995

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



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement resulted in a $216,300 real estate impairment loss on the Partnership's 1996 financial statements.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     In 1987, the Partnership acquired an 83.6514% interest in the Children's World Daycare Center located in Sterling Heights, Michigan. The remaining interest is owned by AEI Real Estate Fund 85-B Limited Partnership, an affiliate of the Partnership.

     In 1987 and 1988, the Partnership acquired a 55.0958% interest in the restaurant in Waco, Texas, a 40% interest in the St. Louis Fuddruckers restaurant and a 50% interest in a Super 8 Motel. The remaining interests in these properties are owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

     In 1988, the Partnership purchased a 50% interest in a Cheddar's restaurant and a 58.12% interest in the Columbia Applebee's restaurant. The remaining interests in these properties are owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     In February and March, 1988, the Partnership sold, at its original cost of $2,101,052, a majority interest in four properties to AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership sold a 65% interest in the Mesquite J.T. McCord's restaurant, a 50%
     interest  in  the  Jiffy Lube in Garland, Texas  and  a  75%
     interest in both of the Jiffy Lubes in Dallas, Texas. The sale of these interests allowed the Partnership to acquire all of its commitments without financing and provided a greater diversification of its property portfolio.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(3)  Related Party Transactions - (Continued)

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

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 3l

                                                         1996          1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                          $   202,324   $   223,782
                                                      ===========   ===========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses
  included printing costs, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                             $   130,473    $   138,202
                                                     ===========    ===========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $48,543 and
  $6,250 for 1996 and 1995, respectively.           $     1,395    $    14,813
                                                     ===========    ===========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Houston daycare center, the JEMCARE properties (10 years), the Credit Union (11 years), the Arby's (15 years), and the Waco property discussed below. Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The restaurant in Waco, Texas was
     constructed  in  1980 and enlarged in 1982  and  1983.   The
     Irving and Mesquite J.T. McCord's restaurants and the Houston daycare center were constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Sizzler restaurant was constructed in 1989. The Applebee's restaurant in Slidell, Louisiana, was constructed in 1993. The Applebee's restaurant in Victoria, Texas was constructed in 1996. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Sizzler restaurant which was acquired in 1990, and the Slidell Applebee's restaurant in 1993, and the Victoria Applebee's restaurant in 1996. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related accumulated depreciation at December 31, 1996 are as follows:

                                      Buildings and               Accumulated
Property                      Land      Equipment       Total     Depreciation

Daycare Center
 Houston, TX               $  147,753  $  335,375   $   483,128    $  134,832
Credit Union, Wyoming, MI     166,434     459,805       626,239       186,681
Arby's, Grand Rapids, MI      195,229     457,651       652,880       185,806
Fuddruckers, Omaha, NE        307,913     843,630     1,151,543       415,274
Children's World,
 Sterling Heights, MI         138,133     591,353       729,486       200,928
Jiffy Lube, Dallas, TX         65,918      88,973       154,891        33,923
JEMCARE, Arlington, TX        148,214     302,261       450,475       110,775
Zapata's, Waco, TX            226,315     447,970       674,285       170,117
J.T. McCord's, Irving, TX     441,252     706,081     1,147,333       268,134
J.T. McCord's, Mesquite, TX   230,337     289,772       520,109       110,032
JEMCARE, Arlington, TX        323,671     279,970       603,641       100,734
Fuddruckers, St. Louis, MO    396,943     364,110       761,053       143,532
Applebee's, Slidell, LA       278,879     467,586       746,465        57,149
Applebee's, Victoria, TX      379,644     955,911     1,335,555        30,151
                            ----------  ----------   -----------    ----------
                           $3,446,635  $6,590,448   $10,037,083    $2,148,068
                            ==========  ==========   ===========    ==========

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate - (Continued)

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

     In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

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

     In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $663,386 which resulted in a net gain of $215,017. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $583,653 and $135,284, respectively.

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

     During 1996 and 1995, the Partnership distributed $699,791 and $730,214, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $49.17 and $50.98 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate - (Continued)

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. The Partnership has incurred net costs of $20,933 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $149,000, which resulted in a net loss of approximately $216,300, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   838,309
                       1998              837,547
                       1999              854,072
                       2000              820,901
                       2001              731,870
                       Thereafter      7,154,462
                                      -----------
                                     $11,237,161
                                      ===========

     The Partnership recognized contingent rents in 1996 and 1995 of $27,187 and $19,971, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of December 31, 1996 and 1995, the
     Partnership has recognized $55,530 and $33,318, respectively, of this payment as income.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1996           1995
      Tenants                       Industry

     Fuddruckers, Inc.              Restaurant      $  259,457     $  259,457
     Renaissant Development Corp.   Restaurant         117,395            N/A
     Southland Restaurant
      Development Company, L.L.C.   Restaurant         106,009        102,424
     JEMCARE, Inc.                  Child Care         103,177            N/A
     Children's World
      Learning Centers, Inc.        Child Care         102,809            N/A
                                                     ----------     ----------

     Aggregate rent revenue of major tenants        $  688,847     $  361,881
                                                     ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    71%           36%
                                                     ==========     ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(7) Partners' Capital -

     Cash distributions of $9,189 and $10,531 were made to the General Partners and $840,000 and $962,829 were made to the Limited Partners in 1996 and 1995, respectively. The Limited Partners' distributions represent $59.66 and $67.82 per Limited Partnership Unit outstanding using 14,079 and 14,196 weighted average Units in 1996 and 1995, respectively. The distributions represent $29.93 and $67.49 per Unit of Net Income and $29.73 and $.33 per Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $692,793 and $643,138 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During 1996, thirteen Limited Partners redeemed a total of 113 Partnership Units for $69,640 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, twelve Limited Partners redeemed a total of 118 Partnership Units for $79,774. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $925.38 per original $1,000 invested.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        1996           1995

     Net Income for Financial
      Reporting Purposes                            $  496,478     $  967,752

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                                56,498         56,416

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                               (24,256)        (4,324)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                                     0       (234,439)

     Gain on Sale of Real Estate for Tax
      Purposes Over (Under) Gain for Financial
      Reporting Purposes                               185,210        (25,031)
                                                     ----------     ----------
           Taxable Income to Partners               $  713,930     $  760,374
                                                     ==========     ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996          1995

     Partners' Capital for
      Financial Reporting Purposes                $  9,140,347   $  9,562,698

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                               736,694        494,986

     Capitalized Start-Up Costs
      Under Section 195                                185,558        185,558

     Amortization of Start-Up and
      Organization Costs                              (190,952)      (190,952)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                               319,055        343,311

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes               1,987,080      1,987,080
                                                    -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes               $12,177,782    $12,382,681
                                                    ===========    ===========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     1996                     1995
                            Carrying      Fair       Carrying       Fair
                            Amount        Value      Amount         Value

     Cash                 $      416    $      416  $     1,665   $     1,665
     Money Market Funds      644,886       644,886    1,872,169     1,872,169
                           ----------    ---------   -----------   -----------
       Total Cash and
         Cash Equivalents $  645,302    $  645,302  $ 1,873,834   $ 1,873,834
                           ==========    =========   ===========   ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until March, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1998. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1996.

Person or Entity                                        Amount Incurred From
  Receiving                   Form and Method      Inception (February 6, 1987)
 Compensation                 of Compensation           To December 31, 1996

AEI Incorporated    Selling Commissions equal to 9%           $1,500,000
                    of proceeds plus a 1% nonaccountable
                    expense allowance, most of which was
                    reallowed to Participating Dealers.

General Partners    Reimbursement at Cost for other
and Affiliates      Organization and Offering Costs.          $  487,080


General Partners    Reimbursement at Cost for all             $  223,414
and Affiliates      Acquisition Expenses

General  Partners   1% of Net Cash Flow in any fiscal year    $   89,379
                    until the Limited Partners have
                    received annual, non-cumulative
                    distributions of Net Cash Flow  equal
                    to 10% of their Adjusted Capital
                    Contributions and 10% of any remaining
                    Net Cash Flow in such fiscal year.

General Partners    Reimbursement at Cost for all             $2,063,404
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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

 Person or Entity                                       Amount Incurred From
    Receiving                  Form and Method      Inception (February 6, 1987)
  Compensation                 of Compensation          To December 31, 1996

General Partners    15% of distribution of Net Proceeds       $   20,703
                    of Sale other than distributions
                    necessary to restore Adjusted Capital
                    Contributions and provide a 6%
                    cumulative return to Limited Partners.
                    The General Partners will receive
                    only 1% of distributions of Net
                    Proceeds of Sale until the Limited
                    Partners have received an amount
                    equal to: (a) their Adjusted Capital
                    Contributions, plus (b) an amount equal
                    to 14% of their Adjusted Capital
                    Contributions per annum, cumulative
                    but not compounded, less (c) all
                    previous cash distributions to the
                    Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            A.   Exhibits -
                                  Description

              10.1   Sale and Leaseback Financing
                     Commitment  dated  August 18,  1995  between
                     AEI  Fund  Management, Inc.  and  Renaissant
                     Development  Corporation  relating  to   the
                     property  at 6409 N. Navarro Road, Victoria,
                     Texas  (incorporated by reference to Exhibit
                     10.1  of  Form 8-K filed with the Commission
                     on April 4, 1996).

              10.2   Amendment  to  Sale   and
                     Leaseback    Financing   Commitment    dated
                     November  21,  1995 between the Partnership,
                     AEI  Fund  Management, Inc.  and  Renaissant
                     Development  Corporation  relating  to   the
                     property  at 6409 N. Navarro Road, Victoria,
                     Texas  (incorporated by reference to Exhibit
                     10.2  of  Form 8-K filed with the Commission
                     on April 4, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             A.   Exhibits - (Continued)

                                 Description

              10.3   Net  Lease Agreement  dated
                     March 22, 1996, between the Partnership  and
                     Renaissant Development Corporation relating to the property at 6409 N. Navarro Road, Victoria, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on April 4, 1996).

              10.4   Purchase  Agreement  dated
                     July  25, 1995 between the Partnership,  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Motel  Developers,  Inc.  relating  to   the
                     property   at   4726  Central  Avenue,   Hot
                     Springs,    Arkansas    (incorporated     by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 2, 1996).

              10.5   Purchase  Agreement  dated
                     July 10, 1996, between the Partnership,  AEI
                     Real  Estate  Fund XVII Limited Partnership,
                     and   BW,  Incorporated  relating   to   the
                     property  at  3808 Town Crossing  Boulevard,
                     Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 7, 1996).

              10.6   Assignment of  Construction
                     Loan   Commitment  and  Sale  and  Leaseback
                     Financing Commitment dated August  8,  1996,
                     concerning  those  documents  with   Caribou
                     Coffee  store and AEI Fund Management,  Inc.
                     to  the  Partnership, relating to  the  sale
                     and  leaseback of a Caribou Coffee store  at
                     Johnson   Ferry  Road  in  Atlanta,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 13, 1996).

              10.7 Net Lease Agreement dated March 15, 1997 between the Partnership, AEI Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas.

              10.8 Guarantee of Lease dated March 15, 1997 between the Partnership, AEI Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas.

                27   Financial Data Schedule
                     for year ended December 31, 1996.

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

                            AEI REAL ESTATE FUND XVI
                            Limited Partnership
                            By: AEI Fund Management XVI, Inc.
                                Its Managing General Partner


March 24, 1997              By: /s/ Robert P. Johnson
                                    Robert P. Johnson, President and Director
                                   (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                                 Title                       Date


/s/ Robert P. Johnson  President (Principal  Executive Officer) March 24, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 24, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)