Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1997-05-15
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                         1997           1996
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   723,169   $   645,302
  Receivables                                           24,679        17,284
                                                    -----------   -----------
      Total Current Assets                             747,848       662,586
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,446,635     3,446,635
  Buildings and Equipment                            6,590,448     6,590,448
  Construction Advances                                701,662       701,662
  Property Acquisition Costs                            11,370        20,933
  Accumulated Depreciation                          (2,215,966)   (2,148,068)
                                                    -----------   -----------
                                                     8,534,149     8,611,610
  Real Estate Held for Sale                            253,747       403,073
                                                    -----------   -----------
      Net Investments in Real Estate                 8,787,896     9,014,683
                                                    -----------   -----------
          Total Assets                             $ 9,535,744   $ 9,677,269
                                                    ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    44,065   $   102,082
  Distributions Payable                                190,647       190,647
  Deferred Income                                       32,853        22,212
                                                    -----------   -----------
      Total Current Liabilities                        267,565       314,941
                                                    -----------   -----------

DEFERRED INCOME - Net of Current Portion               216,428       221,981

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (38,680)      (37,794)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,995 Units outstanding                          9,090,431     9,178,141
                                                    -----------   -----------
      Total Partners' Capital                        9,051,751     9,140,347
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $ 9,535,744   $ 9,677,269
                                                    ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1997          1996

INCOME:
   Rent                                           $   234,819    $   285,090
   Investment Income                                   20,472         24,292
                                                   -----------    -----------
        Total Income                                  255,291        309,382
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             41,676         64,025
   Partnership Administration and Property
      Management - Unrelated Parties                   22,067         43,411
   Depreciation                                        68,022         70,346
                                                   -----------    -----------
        Total Expenses                                131,765        177,782
                                                   -----------    -----------

OPERATING INCOME                                      123,526        131,600

GAIN ON SALE OF REAL ESTATE                                 0        286,996
                                                   -----------    -----------

NET INCOME                                        $   123,526    $   418,596
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     1,235    $     4,186
   Limited Partners                                   122,291        414,410
                                                   -----------    -----------
                                                  $   123,526    $   418,596
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (13,995 and 14,108 weighted average Units
   outstanding in 1997 and 1996, respectively)    $      8.74    $     29.37
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                      $   123,526  $   418,596

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                         68,022       70,346
     Gain on Sale of Real Estate                               0     (286,996)
     (Increase) Decrease in Receivables                   (7,395)       3,817
     Decrease in Payable to
        AEI Fund Management, Inc.                        (58,017)     (70,626)
     Increase in Deferred Income                           5,088        4,574
                                                      -----------  -----------
        Total Adjustments                                  7,698     (278,885)
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                             131,224      139,711
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              9,563   (1,313,603)
   Proceeds from Sale of Real Estate                     149,202    1,054,050
                                                      -----------  -----------
        Net Cash Provided By (Used For)
        Investing Activities                             158,765     (259,553)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                           0          299
   Distributions to Partners                            (212,122)    (212,121)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                            (212,122)    (211,822)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   77,867     (331,664)

CASH AND CASH EQUIVALENTS, beginning of period           645,302    1,873,834
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS, end of period             $   723,169  $ 1,542,170
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (33,570)  $ 9,596,268  $ 9,562,698    14,107.70

  Distributions                 (2,121)     (210,000)    (212,121)

  Net Income                     4,186       414,410      418,596
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1996     $  (31,505)  $ 9,800,678  $ 9,769,173    14,107.70
                             ==========   ===========  ===========  ===========


BALANCE, December 31, 1996  $  (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                 (2,121)     (210,001)    (212,122)

  Net Income                     1,235       122,291      123,526
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1997     $  (38,680)  $ 9,090,431  $ 9,051,751    13,994.70
                             ==========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     During the first three months of 1997 and the year 1996, the Partnership distributed $26,127 and $699,791, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $1.85 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through March 31, 1997, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. The Partnership has incurred net costs of $11,370 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sale proceeds of $149,202, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of March 31, 1997 and December 31, 1996, the Partnership has recognized $61,083 and $55,530 of this payment as income. At March 31, 1997, the remaining deferred income of $10,641 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $234,819 and $285,090, respectively. During the same periods, the Partnership earned investment income of $20,472 and $24,292, respectively. In 1997, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rental income received from the Applebee's in Victoria, Texas.

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

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sale proceeds of $149,202, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $41,676 and $64,025 respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $22,067 and $43,411, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the J.T. McCord's properties.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $77,867 as a result of net proceeds received from the sale of the Sizzler property which were partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $139,711 in 1996 to $131,224 in 1997 mainly as a result of a decrease in rental income in 1997, when compared to 1996, which was partially offset by a decrease in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $149,202 and $1,054,050, respectively. During 1996, the Partnership expended $1,313,603 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        During the first three months of 1997 and the year 1996, the Partnership distributed $26,127 and $699,791, respectively, of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions and to pay for the redemption of Partnership Units. The distributions represented a return of capital of $1.85 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through March 31, 1997, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. The Partnership has incurred net costs of $11,370 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           27  Financial Data Schedule  for  period
               ended March 31, 1997.

        b.     Reports filed on Form  8-K  -
               During the quarter ended March  31,
               1997, the Partnership filed a  Form
               8-K,   dated  February   3,   1997,
               reporting  the  disposition  of   a
               30.8078%  interest in  the  Sizzler
               restaurant in Cincinnati, Ohio.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)