Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1997-08-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS
                                                       1997             1996
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   685,131     $   645,302
  Receivables                                           37,468          17,284
                                                    -----------     -----------
      Total Current Assets                             722,599         662,586
                                                    ------------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,446,635       3,446,635
  Buildings and Equipment                            6,590,448       6,590,448
  Construction Advances                                701,662         701,662
  Property Acquisition Costs                            11,481          20,933
  Accumulated Depreciation                          (2,283,924)     (2,148,068)
                                                    -----------     -----------
                                                     8,466,302       8,611,610
  Real Estate Held for Sale                            253,747         403,073
                                                    -----------     -----------
      Net Investments in Real Estate                 8,720,049       9,014,683
                                                    -----------     -----------
          Total Assets                             $ 9,442,648     $ 9,677,269
                                                    ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    49,314     $   102,082
  Distributions Payable                                176,100         190,647
  Security Deposit                                      26,897               0
  Deferred Income                                       35,620          22,212
                                                    -----------     -----------
      Total Current Liabilities                        287,931         314,941
                                                    -----------     -----------

DEFERRED INCOME - Net of Current Portion               210,875         221,981

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (39,759)        (37,794)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,995 Units outstanding                        8,983,601       9,178,141
                                                    -----------     -----------
      Total Partners' Capital                        8,943,842       9,140,347
                                                    -----------     -----------
       Total Liabilities and Partners' Capital     $ 9,442,648     $ 9,677,269
                                                    ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                  Three Months Ended        Six Months Ended
                                6/30/97        6/30/96    6/30/97      6/30/96

INCOME:
   Rent                       $ 217,005      $ 228,362  $ 451,824    $ 513,452
   Investment Income             23,625         16,473     44,097       40,765
                               ---------      ---------  ---------    ---------
        Total Income            240,630        244,835    495,921      554,217
                               ---------      ---------  ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                  58,340         40,045    100,016      104,070
   Partnership Administration
     and Property Management -
     Unrelated Parties           26,407         42,039     48,474       85,450
   Depreciation                  67,958         73,132    135,980      143,478
                               ---------      ---------  ---------    ---------
        Total Expenses          152,705        155,216    284,470      332,998
                               ---------      ---------  ---------    ---------

OPERATING INCOME                 87,925         89,619    211,451      221,219

GAIN (ADJUSTMENT) ON SALE
  OF REAL ESTATE                      0         (2,306)         0      284,690
                               ---------      ---------  ---------    ---------

NET INCOME                    $  87,925      $  87,313  $ 211,451    $ 505,909
                               =========      =========  =========    =========

NET INCOME ALLOCATED:
   General Partners           $     879      $     873  $   2,114    $   5,059
   Limited Partners              87,046         86,440    209,337      500,850
                               ---------      ---------  ---------    ---------
                              $  87,925      $  87,313  $ 211,451    $ 505,909
                               =========      =========  =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (13,995 and 14,108 weighted average
  Units outstanding in 1997 and 1996,
  respectively)               $    6.22      $    6.13  $  14.96     $   35.50
                               =========      =========  ========     =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   211,451      $   505,909

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     135,980          143,478
     Gain on Sale of Real Estate                            0         (284,690)
     (Increase) Decrease in Receivables               (20,184)           9,947
     Decrease in Payable to
        AEI Fund Management, Inc.                     (52,768)         (60,259)
     Increase in Security Deposit                      26,897                0
     Increase (Decrease) in Deferred Income             2,302           (2,560)
                                                   -----------      -----------
        Total Adjustments                              92,227         (194,084)
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                          303,678          311,825
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           9,452       (1,320,742)
   Proceeds from Sale of Real Estate                  149,202        1,051,744
                                                   -----------      -----------
        Net Cash Provided By (Used For)
        Investing Activities                          158,654         (268,998)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease)in Distributions Payable        (14,547)             397
   Distributions to Partners                         (407,956)        (424,243)
                                                   -----------      -----------
        Net Cash Used For
        Financing Activities                         (422,503)        (423,846)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                39,829         (381,019)

CASH AND CASH EQUIVALENTS, beginning of period        645,302        1,873,834
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period          $   685,131      $ 1,492,815
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                                General      Limited                   Units
                                Partners     Partners     Total    Outstanding


BALANCE, December 31, 1995   $  (33,570)  $ 9,596,268  $ 9,562,698   14,107.70

  Distributions                  (4,243)     (420,000)    (424,243)

  Net Income                      5,059       500,850      505,909
                              ----------   -----------  -----------  ----------
BALANCE, June 30, 1996       $  (32,754)  $ 9,677,118  $ 9,644,364   14,107.70
                              ==========   ===========  ===========  ==========


BALANCE, December 31, 1996   $  (37,794)  $ 9,178,141  $ 9,140,347   13,994.70

  Distributions                  (4,079)     (403,877)    (407,956)

  Net Income                      2,114       209,337      211,451
                              ----------   -----------  -----------  ----------
BALANCE, June 30, 1997       $  (39,759)  $ 8,983,601  $ 8,943,842   13,994.70
                              ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     During the first six months of 1997 and the year 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through June 30, 1997, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective June 1, 1997, the interest rate was increased to 11.5%. The Partnership has incurred net costs of $11,481 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of June 30, 1997 and December 31, 1996, the Partnership has recognized $66,636 and $55,530 of this payment as income. At June 30, 1997, the remaining deferred income of $13,408 was prepaid rent related to certain other Partnership properties.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Security Deposit -

     In May, 1997, the Partnership received a deposit from the tenant of the Texas Sport City Cafe as security for construction improvements being made by the tenant. The funds are invested in a short term money market account and will be returned to the lessee, without interest, within ten
     (10)   days   after  written  notification  of  satisfactory
     completion of the work.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $451,824 and $513,452, respectively. During the same periods, the Partnership earned investment income of $44,097 and $40,765, respectively. In 1997, rental income decreased mainly as a result of the property sales discussed below. The decrease in rental income was partially offset by rental income received from the Applebee's in Victoria, Texas.

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

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $100,016 and $104,070, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $48,474 and $85,450, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the J.T. McCord's properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $39,829 as a result of net proceeds received from the sale of the Sizzler property which were partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $311,825 in 1996 to $303,678 in 1997 mainly as a result of a decrease in rental income in 1997, which was partially offset by a decrease in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $149,202 and $1,051,744, respectively. During 1996, the Partnership expended $1,320,742 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

       During the first six months of 1997 and the year 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The purchase price will be approximately $1,231,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $141,500. Through June 30, 1997, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective June 1, 1997, the interest rate was increased to 11.5%. The Partnership has incurred net costs of $11,481 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1997, the Partnership's distribution rate was reduced from 6.5% to 6.0%. As a result, distributions during 1996 were higher when compared to the same period in 1997.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                          Description

          27    Financial Data Schedule  for  period
                ended June 30, 1997.

        b.    Reports filed on Form  8-K  -
                              None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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