Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1997-11-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS
                                                      1997            1996
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   197,455    $   645,302
  Receivables                                           9,305         17,284
                                                   -----------    -----------
      Total Current Assets                            206,760        662,586
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,068,050      3,446,635
  Buildings and Equipment                           7,216,604      6,590,448
  Construction Advances                                     0        701,662
  Property Acquisition Costs                                0         20,933
  Accumulated Depreciation                         (2,352,053)    (2,148,068)
                                                   ------------   -----------
                                                    8,932,601      8,611,610
  Real Estate Held for Sale                           253,747        403,073
                                                   -----------    -----------
      Net Investments in Real Estate                9,186,348      9,014,683
                                                   -----------    -----------
          Total Assets                            $ 9,393,108    $ 9,677,269
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    74,993    $   102,082
  Distributions Payable                               175,487        190,647
  Security Deposit                                     26,897              0
  Deferred Income                                      44,626         22,212
                                                   -----------    -----------
      Total Current Liabilities                       322,003        314,941
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion              205,322        221,981

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (40,540)       (37,794)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,995 Units outstanding                         8,906,323      9,178,141
                                                   -----------    -----------
      Total Partners' Capital                       8,865,783      9,140,347
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 9,393,108    $ 9,677,269
                                                   ===========    ===========
 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                   9/30/97       9/30/96   9/30/97      9/30/96

INCOME:
   Rent                         $ 246,879     $ 225,386   $ 698,703  $ 738,838
   Investment Income               14,910        18,287      59,007     59,052
                                 ---------     ---------   ---------  ---------
        Total Income              261,789       243,673     757,710    797,890
                                 ---------     ---------   ---------  ---------

EXPENSES:
   Partnership Administration-
    Affiliates                     52,797        53,563     152,813    157,633
   Partnership Administration
    and Property Management -
    Unrelated Parties              23,769        27,599      72,243    113,049
   Depreciation                    68,129        73,123     204,109    216,601
                                 ---------     ---------   ---------  ---------
        Total Expenses            144,695       154,285     429,165    487,283
                                 ---------     ---------   ---------  ---------

OPERATING INCOME                  117,094        89,388     328,545    310,607

GAIN ON SALE OF REAL ESTATE             0             0           0    284,690
                                 ---------     ---------   ---------  ---------

NET INCOME                      $ 117,094     $  89,388   $ 328,545  $ 595,297
                                 =========     =========   =========  =========

NET INCOME ALLOCATED:
   General Partners             $   1,171     $     894   $   3,285  $   5,953
   Limited Partners               115,923        88,494     325,260    589,344
                                 ---------     ---------   ---------  ---------
                                $ 117,094     $  89,388   $ 328,545  $ 595,297
                                 =========     =========   =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (13,995 and 14,108 weighted average
  Units outstanding in 1997 and 1996,
  respectively)                 $    8.28     $    6.27   $   23.24  $   41.77
                                 =========     =========   =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   328,545     $   595,297

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                    204,109         216,601
     Gain on Sale of Real Estate                           0        (284,690)
     Decrease in Receivables                           7,979          17,647
     Decrease in Payable to
        AEI Fund Management, Inc.                    (27,089)        (35,522)
     Increase in Security Deposit                     26,897               0
     Increase (Decrease) in Deferred Income            5,755          (4,052)
                                                  -----------     -----------
        Total Adjustments                            217,651         (90,016)
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                         546,196         505,281
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (524,976)     (1,333,690)
   Proceeds from Sale of Real Estate                 149,202       1,051,744
                                                  -----------     -----------
        Net Cash Used For
        Investing Activities                        (375,774)       (281,946)
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (15,160)            397
   Distributions to Partners                        (603,109)       (636,363)
                                                  -----------     -----------
        Net Cash Used For
        Financing Activities                        (618,269)       (635,966)
                                                  -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (447,847)       (412,631)

CASH AND CASH EQUIVALENTS, beginning of period       645,302       1,873,834
                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, end of period         $   197,455     $ 1,461,203
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (33,570)  $ 9,596,268  $ 9,562,698    14,107.70

  Distributions                  (6,364)     (629,999)    (636,363)

  Net Income                      5,953       589,344      595,297
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1996   $ (33,981)  $ 9,555,613  $ 9,521,632    14,107.70
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1996    $ (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                  (6,031)     (597,078)    (603,109)

  Net Income                      3,285       325,260      328,545
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1997   $ (40,540)  $ 8,906,323  $ 8,865,783    13,994.70
                               =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     In January, 1996, the CheddarOs restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. The PartnershipOs cost of the land is $253,747.

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

     During the first nine months of 1997 and the year 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in two additional properties.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In November, 1995, the Partnership entered into an Agreement to purchase an ApplebeeOs restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $151,110.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025.

     In October, 1997, the Partnership received an offer of $792,500 to sell the J.T. McCord's restaurant in Irving, Texas. The sale is contingent upon the completion of the purchaser's due diligence and, pending the outcome of that due diligence, is expected to close in December, 1997, or January, 1998. The restaurant was purchased by the Partnership in December, 1987 for $1,147,333. If the transaction is consummated, the Partnership will incur a loss of approximately $104,000, or approximately $7.34 per Unit outstanding.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of September 30, 1997 and December 31, 1996, the Partnership has recognized $72,189 and $55,530 of this payment as income. At September 30, 1997, the remaining deferred income of $22,414 was prepaid rent related to certain other Partnership properties.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Security Deposit -

     In May, 1997, the Partnership received a deposit from the tenant of the Texas Sport City Cafe as security for construction improvements being made by the tenant. The funds are invested in a short term money market account and will be returned to the lessee, without interest, within ten days after written notification of satisfactory completion of the work. In October, 1997, the Partnership returned the deposit to the lessee.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $698,703 and $738,838, respectively. During the same periods, the Partnership earned investment income of $59,007 and $59,052, respectively. In 1997, rental income decreased mainly as a result of the property sales discussed below. The decrease in rental income was partially offset by rental income received from the Applebee's in Victoria, Texas, and the Caribou Coffee in Atlanta, Georgia.

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

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $152,813 and $157,633, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $72,243 and $113,049, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the J.T. McCord's properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances decreased $447,847 mainly as a result of reinvesting net sale proceeds in an additional property, as discussed below. Net cash provided by operating activities increased from $505,281 in 1996 to $546,196 in 1997 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the nine months ended September30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $149,202 and $1,051,744, respectively. During the same periods, the Partnership expended $524,976 and $1,333,690, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

         In January, 1996, the CheddarOs restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. The PartnershipOs cost of the land is $253,747.

        During the first nine months of 1997 and the year 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in two additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $151,110.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025.

        In October, 1997, the Partnership received an offer of $792,500 to sell the J.T. McCord's restaurant in Irving, Texas. The sale is contingent upon the completion of the purchaser's due diligence and, pending the outcome of that due diligence, is expected to close in December, 1997, or January, 1998. The restaurant was purchased by the Partnership in December, 1987 for $1,147,333. If the transaction is consummated, the Partnership will incur a loss of approximately $104,000, or approximately $7.34 per Unit outstanding.

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

        On October 1, 1997, eleven Limited Partners redeemed a total of 75.3 Partnership Units for $44,105 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety Limited Partners redeemed 1,005.3 Partnership Units for $785,296. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1  Purchase Agreement dated October  24,
                1997,   between   the   Partnership    and
                Spaghetti   Warehouse   of   Texas,   L.P.
                relating  to  the  property  at  2849   W.
                Airport Freeway, Irving, Texas.

          27    Financial Data Schedule  for  period
                ended September 30, 1997.

        b. Reports filed on Form  8-K  -
           During  the quarter ended September
           30,  1997, the Partnership filed  a
           Form  8-K,  dated August 21,  1997,
           reporting  the  acquisition  of   a
           Caribou   Coffee   restaurant    in
           Marietta, Georgia.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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