Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1998-03-25
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

                      Yes   [X]         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1997 were $1,036,455.

As of February 28, 1998, there were 13,871.40 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,871,400.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

        On December 22, 1997, the Partnership sold the J.T. McCord's restaurant in Irving, Texas to an unrelated third party. The Partnership received net sales proceeds of $741,635 which resulted in a net loss of $109,144. At the time of sale, the cost and related accumulated depreciation of the property was $1,147,333 and $296,554, respectively. While the properties were being re-leased or sold, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.

        The Partnership owns a 55.0958% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building.

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

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at December 31, 1997 of $253,747 and the estimated fair value of $200,000.

        In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000.

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of $149,201, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at a rate of 7%.

        Pursuant to the Partnership Agreement, as amended, net sale proceeds may be reinvested in additional properties until a date ten years after the date on which the offer and sale of Units is terminated. This period expired on November 6, 1997. In February, 1998, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the J.T. McCord's restaurant in Irving, Texas and subsequent property sales in additional properties. Voting on this Amendment will continue until April 17, 1998.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1997, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, except for JEMCARE, Inc., will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The
Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                               Total Property              Annual
                     Purchase   Acquisition                Lease    Annual Rent
Property               Date        Costs       Lessee      Payment  Per Sq. Ft.

Creative Years Early                       Creative Years
Learning Center                            Early Learning
 Houston, TX          4/8/87  $  483,128   Centers, Inc.    $  41,370  $  6.01

Grand Rapids Teachers                      Grand Rapids
Credit Union                               Teachers
 Wyoming, MI          5/1/87  $  626,239   Credit Union     $  32,370  $  9.37

Arby's Restaurant                             RTM Mid-
 Grand Rapids, MI     5/1/87  $  652,880    America, Inc.   $  24,000  $  6.89

Fuddruckers Restaurant
 Omaha, NE          11/16/87  $1,151,543   Fuddruckers, Inc.$ 145,081  $ 20.94

Children's World
Daycare Center                             Children's
 Sterling Heights, MI                      World Learning
 (83.6514%)         11/25/87  $  729,486   Centers, Inc.    $ 107,039  $ 20.72

Jiffy Lube Auto Care Center                 Jiffy Lube
 Dallas, TX                               International of
 (25%)              12/10/87  $  154,891  of Maryland, Inc. $  21,822  $ 32.70

JEMCARE
 Arkansas Lane
 Arlington, TX      12/10/87  $  450,475  JEMCARE, Inc.     $  39,466  $  7.83

Zapata's Cantina & Cafe
 Waco, TX
 (55.0958%)         12/16/87  $  674,285       <F1>

Sports City Cafe                            Texas
 Mesquite, TX                             Sports City
 (35%)              12/16/87  $  520,109  Cafe, Ltd.        $  31,500  $ 12.73

ITEM 2.   PROPERTIES. (Continued)

                               Total Property             Annual
                     Purchase   Acquisition               Lease    Annual Rent
Property               Date       Costs       Lessee      Payment  Per Sq. Ft.

JEMCARE
 Matlock Avenue
 Arlington, TX      12/16/87  $  603,641   JEMCARE, Inc.    $ 45,907   $  6.66

Cheddar's Restaurant
 Indianapolis, IN
 (50%)               2/16/88  $  253,747        <F2>

Fuddruckers Restaurant
 St. Louis, MO
 (40%)               3/25/88  $  761,053  Fuddruckers, Inc. $  92,164  $ 26.40

Applebee's Restaurant                     Southland Restaurant
 Slidell, LA                                 Development
 (73%)                5/5/93  $  746,465  Company, L.L.C.   $ 111,288  $ 33.28

                                             Renaissant
Applebee's Restaurant                        Development
 Victoria, TX        3/22/96  $1,335,555        Corp.       $ 151,110  $ 30.26

Caribou Coffee Store                       Caribou Coffee
 Atlanta, GA         8/15/97  $1,247,571   Company, Inc.    $ 142,025  $ 33.39


<F1> The property is vacant and listed for sale or lease.
<F2> The  property was destroyed by fire and the land is listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center. AEI Real Estate Fund XV Limited Partnership owns the remaining interest in the Zapata's Cantina & Cafe and the Fuddrucker's restaurant. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube, the Sports City Cafe and the Cheddar's restaurant. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Creative Years daycare center (13 years), the Arby's (15 years) and the Caribou Coffee store (18 years). Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years.

ITEM 2.   PROPERTIES. (Continued)

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for the Houston, Texas daycare center, and one of the Arlington, Texas daycare centers. The policies insured approximately 80% of the annual payments for a period of ten years. The rent guarantee began thirty days after the occurrence of all the following: (1) the lessee was at least thirty days in default in the payment of rent; (2) the lessee was removed from the property; (3) the property was listed for rent with a real estate broker and "For Rent" signs were posted on the property; and (4) certain other minor conditions. Once these conditions were satisfied, the Partnership received lease insurance payments until either the property was re-leased or the policy expired. The policies expired on April 7, 1997 and February 28, 1997, respectively.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1992, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The ZapataOs Cantina & Cafe was 100 percent vacant from January, 1993 to June, 1995 when it was re-leased to the current lessee who occupied the property until December 31, 1997. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The CheddarOs property was 100 percent occupied until January, 1996.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 1,499 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, eleven Limited Partners redeemed a total  of
75.3 Partnership Units for $44,105 in accordance with the Partnership Agreement. In prior years, a total of ninety Limited Partners redeemed 1,005.3 Partnership Units for $785,295. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $7,978 and $9,189 were made to the General Partners and $745,729 and $840,000 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $70,915 and $692,793 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $975,472 and $973,784, respectively. During the same periods, the Partnership earned investment income of $60,983 and $76,825, respectively. In 1997, rental income increased as the result of rental income received from the Applebee's in Victoria, Texas and the Caribou Coffee in Atlanta, Georgia, rental income received from re-leasing the restaurant in Mesquite, Texas and rent increases on five properties. This increase was offset by a reduction in rental income due to property sales and the expiration of lease guarantee insurance policies on two properties in 1997. The increase in rental income was offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. In December, 1997, the Irving property was sold as discussed below. While the properties were being re-leased or sold, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.

        The Partnership owns a 55.0958% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building.

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of $149,201, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $207,550 and $202,324, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $83,197 and $130,473, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the J.T. McCord's properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $190,400 mainly as a result of the sale of the J.T. McCord's property discussed below. Net Cash provided by operating activities decreased from $681,415 in 1996 to $675,703 in 1997 as a result of a decrease in income in 1997 and net timing differences in the collection of payments from the lessees and the payments of expenses, which was partially offset by a reduction in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $890,836 and $1,051,744, respectively. During the same periods, the Partnership expended $524,976 and $2,043,337, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at December 31, 1997 of $253,747 and the estimated fair value of $200,000.

        On December 22, 1997, the Partnership sold the J.T. McCord's restaurant in Irving, Texas to an unrelated third party. The Partnership received net sales proceeds of $741,635 which resulted in a net loss of $109,144. At the time of sale, the cost and related accumulated depreciation of the property was $1,147,333 and $296,554, respectively.

        During 1997 and 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively.

        In November, 1995, the Partnership entered into an agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $151,110.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at a rate of 7%.

        Pursuant to the Partnership Agreement, as amended, net sale proceeds may be reinvested in additional properties until a date ten years after the date on which the offer and sale of Units is terminated. This period expired on November 6, 1997. In February, 1998, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the J.T. McCord's restaurant in Irving, Texas and subsequent property sales in additional properties. Voting on this Amendment will continue until April 17, 1998.


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

        During 1997, eleven Limited Partners redeemed a total  of
75.3 Partnership Units for $44,105 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety Limited Partners redeemed 1,005.3 Partnership Units for $785,295. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                    Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1997            1996
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   835,702     $   645,302
  Receivables                                          23,306          17,284
                                                   -----------     -----------
      Total Current Assets                            859,008         662,586
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,580,192       3,446,635
  Buildings and Equipment                           6,457,129       6,590,448
  Construction Advances                                     0         701,662
  Property Acquisition Costs                                0          20,933
  Accumulated Depreciation                         (2,120,686)     (2,148,068)
                                                   -----------     -----------
                                                    7,916,635       8,611,610
  Real Estate Held for Sale                           199,747         403,073
                                                   -----------     -----------
      Net Investments in Real Estate                8,116,382       9,014,683
                                                   -----------     -----------
          Total Assets                            $ 8,975,390     $ 9,677,269
                                                   ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    60,310     $   102,082
  Distributions Payable                               137,297         190,647
  Deferred Income                                      22,212          22,212
                                                   -----------     -----------
      Total Current Liabilities                       219,819         314,941
                                                   -----------     -----------

DEFERRED INCOME - Net of Current Portion              199,769         221,981

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (43,639)        (37,794)
  Limited Partners, $1,000 Unit value;
  15,000 Units authorized and issued;
  13,919 and 13,995 outstanding in 1997
  and 1996, respectively                            8,599,441       9,178,141
                                                   -----------     -----------
   Total Partners' Capital                          8,555,802       9,140,347
                                                   -----------     -----------
     Total Liabilities and Partners' Capital      $ 8,975,390     $ 9,677,269
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                       1997            1996

INCOME:
  Rent                                             $   975,472    $   973,784
  Investment Income                                     60,983         76,825
                                                    -----------    -----------
      Total Income                                   1,036,455      1,050,609
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              207,550        202,324
  Partnership Administration and Property
     Management - Unrelated Parties                     83,197        130,473
  Depreciation                                         269,297        289,724
  Real Estate Impairment                               154,000        216,300
                                                    -----------    -----------
      Total Expenses                                   714,044        838,821
                                                    -----------    -----------

OPERATING INCOME                                       322,411        211,788

GAIN (LOSS) ON SALE OF REAL ESTATE                    (109,144)       284,690
                                                    -----------    -----------
NET INCOME                                         $   213,267    $   496,478
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $     2,133    $     4,965
  Limited Partners                                     211,134        491,513
                                                    -----------    -----------
                                                   $   213,267    $   496,478
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,976 and 14,079 weighted average Units outstanding
  in 1997 and 1996, respectively)                  $     15.11    $     34.91
                                                    ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                          $   213,267  $   496,478

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                        269,297      289,724
     Real Estate Impairment                              154,000      216,300
     (Gain) Loss on Sale of Real Estate                  109,144     (284,690)
     (Increase) Decrease in Receivables                   (6,022)      37,377
     Decrease in Payable to
        AEI Fund Management, Inc.                        (41,772)     (51,562)
     Decrease in Deferred Income                         (22,212)     (22,212)
                                                      -----------  -----------
       Total Adjustments                                 462,435      184,937
                                                      -----------  -----------
       Net Cash Provided By
          Operating Activities                           675,702      681,415
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                            (524,976)  (2,043,337)
  Proceeds from Sale of Real Estate                      890,836    1,051,744
                                                      -----------  -----------
       Net Cash Provided By (Used For)
           Investing Activities                          365,860     (991,593)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable           (53,350)         475
  Distributions to Partners                             (753,262)    (848,485)
  Redemption Payments                                    (44,550)     (70,344)
                                                      -----------  -----------
       Net Cash Used For
          Financing Activities                          (851,162)    (918,354)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  190,400   (1,228,532)

CASH AND CASH EQUIVALENTS, beginning of period           645,302    1,873,834
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $   835,702  $   645,302
                                                      ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 1995   $ (33,570)  $ 9,596,268  $ 9,562,698   14,107.70

  Distributions                 (8,485)     (840,000)    (848,485)

  Redemption Payments             (704)      (69,640)     (70,344)    (113.00)

  Net Income                     4,965       491,513      496,478
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1996     (37,794)    9,178,141    9,140,3471   3,994.70

  Distributions                 (7,533)     (745,729)    (753,262)

  Redemption Payments             (445)      (44,105)     (44,550)     (75.30)

  Net Income                     2,133       211,134      213,267
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1997   $ (43,639)  $ 8,599,441  $ 8,555,802   13,919.40
                              =========   ===========  ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  Related Party Transactions -

     The Partnership owns an 83.6514% interest in the Children's World Daycare Center. The remaining interest is owned by AEI Real Estate Fund 85-B Limited Partnership, an affiliate of the Partnership. The Partnership owns a 55.0958% interest in the restaurant in Waco, Texas and a 40% interest in the St. Louis Fuddruckers restaurant. In addition, the Partnership owned a 50% interest in a Super 8 Motel. The remaining interests in these properties are or were owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership. The Partnership owns a 35% interest in a Sports City Cafe, a 25% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 73% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owned a 30.8078% interest in a Sizzler restaurant. The remaining interests in this property were owned by AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 3l

                                                      1997           1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $ 207,550      $ 202,324
                                                    =========      =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses
  included printing costs, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                            $  83,197      $ 130,473
                                                    =========      =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $22,178 and
  $48,543 for 1997 and 1996, respectively.         $  (8,362)     $   1,395
                                                    =========      =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Creative Years daycare center (13 years), the Arby's (15 years) and the Caribou Coffee store (18 years). Several of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The restaurant in Waco, Texas was constructed in 1980 and enlarged in 1982 and 1983. The Sports City Cafe and the Creative Years daycare center were constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Applebee's restaurant in Slidell, Louisiana, was constructed in 1991. The Applebee's restaurant in Victoria, Texas was constructed in 1996. The Caribou Coffee store in Atlanta, Georgia was constructed in 1997. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Slidell Applebee's restaurant which was acquired in 1993, the Victoria Applebee's restaurant in 1996, and the Atlanta Caribou Coffee store in 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related accumulated depreciation at December 31, 1997 are as
     follows:
                                          Buildings and           Accumulated
Property                          Land      Equipment     Total   Depreciation

Creative Years,
 Houston, TX                 $  147,753   $  335,375  $   483,128   $  145,680
Credit Union, Wyoming, MI       166,434      459,805      626,239      202,008
Arby's, Grand Rapids, MI        195,229      457,651      652,880      201,061
Fuddruckers, Omaha, NE          307,913      843,630    1,151,543      457,524
Children's World,
 Sterling Heights, MI           138,133      591,353      729,486      222,515
Jiffy Lube, Dallas, TX           65,918       88,973      154,891       37,626
JEMCARE, Arlington, TX          148,214      302,261      450,475      122,891
Zapata's, Waco, TX              179,709      394,576      574,285      188,689
Sports City Cafe, Mesquite, TX  230,337      289,772      520,109      122,048
JEMCARE, Arlington, TX          323,671      279,970      603,641      111,762
Fuddruckers, St. Louis, MO      396,943      364,110      761,053      159,855
Applebee's, Slidell, LA         278,879      467,586      746,465       72,735
Applebee's, Victoria, TX        379,644      955,911    1,335,555       68,236
Caribou Coffee, Atlanta, GA     621,415      626,156    1,247,571        8,056
                              ----------   ----------  -----------  ----------
                             $3,580,192   $6,457,129  $10,037,321  $ 2,120,686
                              ==========   ==========  ===========  ==========

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

     On December 22, 1997, the Partnership sold the J.T. McCord's restaurant in Irving, Texas to an unrelated third party. The Partnership received net sales proceeds of $741,635 which resulted in a net loss of $109,144. At the time of sale, the cost and related accumulated depreciation of the property was $1,147,333 and $296,554, respectively. While the properties were being re-leased or sold, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 55.0958% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $29,752. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building.

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

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately
     $200,000.   In  the  fourth quarter of  1997,  a  charge  to
     operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at December 31, 1997 of $253,747 and the estimated fair value of $200,000.

     The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of $149,201, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     During 1997 and 1996, the Partnership distributed $71,631 and $699,791 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.07 and $49.17 per Limited Partnership Unit, respectively.

     In November, 1997, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. The net sale price for the Partnership's interest in the property will be approximately $758,000, which will result in a net gain of approximately $163,000.

     In November, 1995, the Partnership entered into an Agreement to purchase an Applebee's restaurant in Victoria, Texas. The property was acquired on March 22, 1996 for $1,335,555. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,110.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025. Through December 31, 1996, the Partnership had advanced $701,662 for the construction of the property and was charging interest on the Note at a rate of 7%.

     Pursuant to the Partnership Agreement, as amended, net sale proceeds may be reinvested in additional properties until a date ten years after the date on which the offer and sale of Units is terminated. This period expired on November 6, 1997. In February, 1998, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the J.T. McCord's restaurant in Irving, Texas and subsequent property sales in additional properties. Voting on this Amendment will continue until April 17, 1998.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998          $ 1,012,995
                       1999            1,030,476
                       2000            1,042,166
                       2001              955,011
                       2002              972,771
                       Thereafter      8,497,946
                                      -----------
                                     $13,511,365
                                      ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $24,974 and $27,187, respectively.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of December 31, 1997 and 1996, the
     Partnership has recognized $77,742 and $55,530, respectively, of this payment as income.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1997             1996
      Tenants                       Industry

     Fuddruckers, Inc.              Restaurant    $  259,457      $  259,457
     Renaissant Development Corp.   Restaurant       151,110         117,395
     Southland Restaurant
      Development Company, L.L.C.   Restaurant       109,720         106,009
     JEMCARE, Inc.                  Child Care        98,869         103,177
     Children's World
      Learning Centers, Inc.      Child Care         105,309         102,809
                                                   ----------      ----------

     Aggregate rent revenue of major tenants      $  724,465      $  688,847
                                                   ==========      ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  74%             71%
                                                   ==========      ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7) Partners' Capital -

     Cash distributions of $7,978 and $9,189 were made to the General Partners and $745,729 and $840,000 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $53.36 and $59.66 per Limited Partnership Unit outstanding using 13,976 and 14,079 weighted average Units in 1997 and 1996, respectively. The distributions represent $11.94 and $29.93 per Unit of Net Income and $41.42 and $29.73 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $70,915 and $692,793 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1997, eleven Limited Partners redeemed  a  total  of
     75.3 Partnership Units for $44,105 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, thirteen Limited Partners redeemed a total of 113 Partnership Units for $69,640. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $925.29 per original $1,000 invested.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      1997           1996
     Net Income for Financial
      Reporting Purposes                         $   213,267     $   496,478

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                              47,395          56,498

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                             (24,813)        (24,256)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                               6,639               0

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                154,000         216,300

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                            (398,704)        (31,090)
                                                  -----------     -----------
           Taxable Income (Loss) to Partners     $    (2,216)    $   713,930
                                                  ===========     ===========

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended
     December 31:

                                                     1997           1996

     Partners' Capital for
      Financial Reporting Purposes                $8,555,802     $9,140,347

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                             539,385        736,694

     Capitalized Start-Up Costs
      Under Section 195                              185,558        185,558

     Amortization of Start-Up and
      Organization Costs                            (190,952)      (190,952)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                             294,241        319,055

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                               6,639              0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes             1,987,080      1,987,080
                                                  -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes             $11,377,753    $12,177,782
                                                  ===========    ===========

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      1997                      1996
                             Carrying      Fair        Carrying      Fair
                             Amount        Value       Amount        Value

     Cash                  $      336   $      366   $      416   $      416
     Money Market Funds       835,366      835,366      644,886      644,886
                            ---------    ---------    ---------    ---------
       Total Cash and
         Cash Equivalents  $  835,702   $  835,702   $  645,302   $  645,302
                            =========    =========    ==========   =========


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS;  COMPLIANCE WITH SECTION 16(a)  OF  THE  EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                              Number of     Percent
   of Beneficial Owner                             Units Held    of Class

   AEI Fund Management XVI, Inc.                         10           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   AEI Fund Management, Inc. **                          32           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                     6            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                        0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%
   **A corporation controlled by Mr. Johnson that provides administrative services to the Partnership.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.


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

ITEM 12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method       Inception (February 6, 1987)
Compensation                of Compensation            To December 31, 1997

AEI Incorporated   Selling Commissions equal to 9%           $1,500,000
                   of proceeds plus a 1% nonaccountable
                   expense allowance, most of which was
                   reallowed to Participating Dealers.

General Partners   Reimbursement at Cost for other           $  487,080
and Affiliates     Organization and Offering Costs.

General Partners   Reimbursement at Cost for all             $  215,052
and Affiliates     Acquisition Expenses

General Partners   1% of Net Cash Flow in any fiscal year    $   96,641
                   until the Limited Partners have received annual, non-cumulative distributions of
                   Net Cash Flow equal to 10% of their
                   Adjusted Capital Contributions and 10%
                   of any remaining Net Cash Flow in such
                   fiscal year.

General Partners   Reimbursement at Cost for all             $2,270,954
and Affiliates     Administrative Expenses attributable to
                   the Fund, including all expenses related
                   to management and disposition of the Fund's
                   properties and all other transfer agency,
                   reporting,   partner   relations  and other
                   administrative functions.

General Partners   15% of distribution of Net Proceeds of    $   21,419
                   Sale other than distributions necessary
                   to restore Adjusted Capital Contributions and provide a 6% cumulative return to Limited Partners. The General Partners will receive only 1% of distributions of Net
                   Proceeds of Sale until the Limited Partners have received an amount equal to:
                   (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited
                   Partners.

ITEM 12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            A.   Exhibits -
                                Description

               10.1  Net  Lease Agreement  dated
                     March 22, 1996, between the Partnership  and
                     Renaissant Development Corporation relating to the property at 6409 N. Navarro Road, Victoria, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on April 4, 1996).

               10.2  Purchase  Agreement  dated
                     July 10, 1996, between the Partnership,  AEI
                     Real  Estate  Fund XVII Limited Partnership,
                     and   BW,  Incorporated  relating   to   the
                     property  at  3808 Town Crossing  Boulevard,
                     Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 7, 1996).

               10.3  Assignment of  Construction
                     Loan   Commitment  and  Sale  and  Leaseback
                     Financing Commitment dated August  8,  1996,
                     concerning  those  documents  with   Caribou
                     Coffee  store and AEI Fund Management,  Inc.
                     to  the  Partnership, relating to  the  sale
                     and  leaseback of a Caribou Coffee store  at
                     Johnson   Ferry  Road  in  Atlanta,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 13, 1996).

               10.4  Net  Lease Agreement  dated
                     March 15, 1997 between the Partnership,  AEI
                     Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on March 24,
                     1997).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.   Exhibits -

                                Description

               10.5  Guarantee  of  Lease  dated
                     March 15, 1997 between the Partnership,  AEI
                     Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the Commission on March 24,
                     1997).

               10.6  Purchase  Agreement  dated
                     December  19,  1996 between the Partnership,
                     AEI   Real   Estate   Fund   XVIII   Limited
                     Partnership,  AEI  Real  Estate  Fund   XVII
                     Limited   Partnership  and  James  Chantilas
                     relating  to the property at 2711  Waterpark
                     Drive,   Mason,   Ohio   (incorporated    by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on February 3, 1997).

               10.7  Net  Lease Agreement  dated
                     August 15, 1997 between the Partnership  and
                     Caribou  Coffee  Company, Inc.  relating  to
                     the  property  at 1275 Johnson  Ferry  Road,
                     Marietta,    Georgia    (incorporated     by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on August 21, 1997).

               10.8  Purchase  Agreement  dated
                     October  24,  1997 between  the  Partnership
                     and   Spaghetti  Warehouse  of  Texas,  L.P.
                     relating to the property at 2849 W.  Airport
                     Freeway,  Irving,  Texas  (incorporated   by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 7,
                     1997).

               10.9  Purchase  Agreement  dated
                     November 20, 1997 between the Partnership and Home Depot USA, Inc. relating to the property at 2175 Barrett Station Road, St.
                     Louis, Missouri.

                27   Financial Data Schedule for
                     year ended December 31, 1997.

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

                            AEI REAL ESTATE FUND XVI
                            Limited Partnership
                            By: AEI Fund Management XVI, Inc.
                                Its Managing General Partner


March 16, 1998              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 16, 1998
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,  Treasurer     March 16, 1998
Mark E. Larson         and Chief Financial Officer
                       (Principal Accounting Officer)