Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1998-05-14
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                         $   894,438   $   835,702
  Receivables                                             8,305        23,306
                                                     -----------   -----------
      Total Current Assets                              902,743       859,008
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                3,580,192     3,580,192
  Buildings and Equipment                             6,457,129     6,457,129
  Accumulated Depreciation                           (2,171,547)   (2,120,686)
                                                     -----------   -----------
                                                      7,865,774     7,916,635
  Real Estate Held for Sale                             199,747       199,747
                                                     -----------   -----------
      Net Investments in Real Estate                  8,065,521     8,116,382
                                                     -----------   -----------
          Total Assets                              $ 8,968,264   $ 8,975,390
                                                     ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    38,710   $    60,310
  Distributions Payable                                 175,500       137,297
  Deferred Income                                        60,004        22,212
                                                     -----------   -----------
      Total Current Liabilities                         274,214       219,819
                                                     -----------   -----------

DEFERRED INCOME - Net of Current Portion                194,216       199,769

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (44,199)      (43,639)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,919 Units outstanding                           8,544,033     8,599,441
                                                     -----------   -----------
      Total Partners' Capital                         8,499,834     8,555,802
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $ 8,968,264   $ 8,975,390
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1998          1997

INCOME:
   Rent                                            $   256,896   $   234,819
   Investment Income                                    10,959        20,472
                                                    -----------   -----------
        Total Income                                   267,855       255,291
                                                    -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates              58,570        41,676
   Partnership Administration and Property
      Management - Unrelated Parties                    19,237        22,067
      Depreciation                                      50,861        68,022
                                                    -----------   -----------
        Total Expenses                                 128,668       131,765
                                                    -----------   -----------

NET INCOME                                         $   139,187   $   123,526
                                                    ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                $     1,392   $     1,235
   Limited Partners                                    137,795       122,291
                                                    -----------   -----------
                                                   $   139,187   $   123,526
                                                    ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (13,919 and 13,995 weighted average Units
  outstanding in 1998 and 1997, respectively)      $      9.90   $      8.74
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   139,187    $   123,526

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                        50,861         68,022
     (Increase) Decrease in Receivables                  15,001         (7,395)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (21,600)       (58,017)
     Increase in Deferred Income                         32,239          5,088
                                                     -----------    -----------
        Total Adjustments                                76,501          7,698
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            215,688        131,224
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0          9,563
   Proceeds from Sale of Real Estate                          0        149,202
                                                     -----------    -----------
        Net Cash Provided By
        Investing Activities                                  0        158,765
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     38,203              0
   Distributions to Partners                           (195,155)      (212,122)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (156,952)      (212,122)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                58,736         77,867

CASH AND CASH EQUIVALENTS, beginning of period          835,702        645,302
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   894,438    $   723,169
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                 (2,121)     (210,001)    (212,122)

  Net Income                     1,235       122,291      123,526
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (38,680)  $ 9,090,431  $ 9,051,751    13,994.70
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (43,639)  $ 8,599,441  $ 8,555,802    13,919.40

  Distributions                 (1,952)     (193,203)    (195,155)

  Net Income                     1,392       137,795      139,187
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (44,199)  $ 8,544,033  $ 8,499,834    13,919.40
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Leases. In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent.

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

     The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sale proceeds of $149,201, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     During the first three months of 1998 and 1997, the Partnership distributed $13,345 and $26,127 of the net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 and $1.85 per Limited Partnership Unit, respectively.

     In November, 1997, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. In March, 1998, the agreement was terminated by the purchaser.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025.

     Pursuant to the Partnership Agreement, as amended, net sale proceeds may be reinvested in additional properties until a date ten years after the date on which the offer and sale of Units is terminated. This period expired on November 6, 1997. In February, 1998, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the J.T. McCord's restaurant in Irving, Texas and subsequent property sales in additional properties. The proposed Amendment did not receive a majority vote for adoption.

     In April, 1997, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $50.29 per Limited
     Partnership Unit.

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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the annual base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of March 31, 1998 and December 31, 1997, the Partnership has recognized $83,295 and $77,742 of this payment as income. At March 31, 1998, the remaining deferred income of $37,792 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $256,896 and $234,819, respectively. During the same periods, the Partnership earned investment income of $10,959 and $20,472, respectively. In 1998, rental income increased as the result of rental income received from the Caribou Coffee in Atlanta, Georgia, rental income received from re-leasing the restaurant in Mesquite, Texas and rent increases on four properties. This increase was offset by a reduction in rental income due to the vacancy of the restaurant in Waco, Texas, the expiration of lease guarantee insurance policies on two properties in 1997, and the reduction of percentage rent on one property in 1998. The increase in rental income was offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Leases. In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $17,500 for the first lease year and $31,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. In December, 1997, the Irving property was sold as discussed below. While the properties were being re-leased or sold, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.

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

        The Partnership owned a 30.8078% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sale proceeds of $149,201, which resulted in a net loss of $216,300, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $58,570 and $41,676, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The increase in expenses in 1998, when compared to 1997, is due to expenses incurred in 1998 related to a proxy statement. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $19,237 and $22,067, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $58,736 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $131,224 in 1997 to $215,688 in 1998 as a result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate of $149,202.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first three months of 1998 and 1997, the Partnership distributed $13,345 and $26,127 of the net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 and $1.85 per Limited Partnership Unit, respectively.

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Atlanta, Georgia. The property was acquired on August 15, 1997 for $1,247,571. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $142,025.

        Pursuant to the Partnership Agreement, as amended, net sale proceeds may be reinvested in additional properties until a date ten years after the date on which the offer and sale of Units is terminated. This period expired on November 6, 1997. In February, 1998, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the J.T. McCord's restaurant in Irving, Texas and subsequent property sales in additional properties. The proposed Amendment did not receive a majority vote for adoption.

        In April, 1997, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $50.29 per Limited Partnership
Unit.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective April 1, 1997, the Partnership's distribution rate was reduced from 6.5% to 6.0%. As a result, distributions during the first three months of 1997 were higher when compared to the same period in 1998.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In February, 1998, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties. In order for the proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 13,919 outstanding Units, 6,528 voted for the Amendment, 3,980 voted against the Amendment and 448 abstained. As a result, the Amendment was not adopted.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                      Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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