Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1998-08-10
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and  December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS
                                                     1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   170,485     $   835,702
  Receivables                                          5,305          23,306
                                                  -----------     -----------
      Total Current Assets                           175,790         859,008
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,580,192       3,580,192
  Buildings and Equipment                          6,457,129       6,457,129
  Accumulated Depreciation                        (2,221,135)     (2,120,686)
                                                  -----------     -----------
                                                   7,816,186       7,916,635
  Real Estate Held for Sale                          199,747         199,747
                                                  -----------     -----------
      Net Investments in Real Estate               8,015,933       8,116,382
                                                  -----------     -----------
          Total Assets                           $ 8,191,723     $ 8,975,390
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    40,902     $    60,310
  Distributions Payable                              138,128         137,297
  Deferred Income                                     44,786          22,212
                                                  -----------     -----------
      Total Current Liabilities                      223,816         219,819
                                                  -----------     -----------

DEFERRED INCOME - Net of Current Portion             188,663         199,769

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (51,405)        (43,639)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,919 Units outstanding                        7,830,649       8,599,441
                                                  -----------     -----------
    Total Partners' Capital                        7,779,244       8,555,802
                                                  -----------     -----------
      Total Liabilities and Partners' Capital    $ 8,191,723     $ 8,975,390
                                                  ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                  Three Months Ended       Six Months Ended
                                 6/30/98      6/30/97    6/30/98       6/30/97

INCOME:
   Rent                       $  255,201   $  217,005   $  512,097  $  451,824
   Investment Income               3,739       23,625       14,698      44,097
                               ----------   ----------   ----------  ----------
        Total Income             258,940      240,630      526,795     495,921
                               ----------   ----------   ----------  ----------

EXPENSES:
   Partnership Administration-
    Affiliates                    56,537       58,340      115,107     100,016
   Partnership Administration
    and Property Management -
    Unrelated Parties             12,738       26,407       31,975      48,474
   Depreciation                   49,588       67,958      100,449     135,980
                               ----------   ----------   ----------  ----------
        Total Expenses           118,863      152,705      247,531     284,470
                               ----------   ----------   ----------  ----------

NET INCOME                    $  140,077   $   87,925   $  279,264  $  211,451
                               ==========   ==========   ==========  ==========

NET INCOME ALLOCATED:
   General Partners           $    1,400   $      879   $    2,792  $    2,114
   Limited Partners              138,677       87,046      276,472     209,337
                               ----------   ----------   ----------  ----------
                              $  140,077   $   87,925   $  279,264  $  211,451
                               ==========   ==========   ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (13,919 and 13,995 weighted average
   Units outstanding in 1998 and 1997,
   respectively)              $     9.96   $     6.22   $    19.86  $    14.96
                               ==========   ==========   ==========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                   1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                 $   279,264    $   211,451

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                  100,449        135,980
     (Increase) Decrease in Receivables             18,001        (20,184)
     Decrease in Payable to
        AEI Fund Management, Inc.                  (19,408)       (52,768)
     Increase in Security Deposit                        0         26,897
     Increase in Deferred Income                    11,468          2,302
                                                -----------    -----------
        Total Adjustments                          110,510         92,227
                                                -----------    -----------
        Net Cash Provided By
        Operating Activities                       389,774        303,678
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            0          9,452
   Proceeds from Sale of Real Estate                     0        149,202
                                                -----------    -----------
        Net Cash Provided By
        Investing Activities                             0        158,654
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        831        (14,547)
   Distributions to Partners                    (1,055,822)      (407,956)
                                                -----------    -----------
        Net Cash Used For
        Financing Activities                    (1,054,991)      (422,503)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (665,217)        39,829

CASH AND CASH EQUIVALENTS, beginning of period     835,702        645,302
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $   170,485    $   685,131
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $ (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                  (4,079)     (403,877)    (407,956)

  Net Income                      2,114       209,337      211,451
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1997        $ (39,759)  $ 8,983,601  $ 8,943,842    13,994.70
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1997    $ (43,639)  $ 8,599,441  $ 8,555,802    13,919.40

  Distributions                 (10,558)   (1,045,264)  (1,055,822)

  Net Income                      2,792       276,472      279,264
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1998        $ (51,405)  $ 7,830,649  $ 7,779,244    13,919.40
                               =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

     During the first six months of 1998 and 1997, the Partnership distributed $720,416 and $71,631 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $51.24 and $5.07 per Limited Partnership Unit, respectively.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the annual base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of June 30, 1998 and December 31, 1997, the Partnership has recognized $88,848 and $77,742 of this payment as income. At June 30, 1998, the remaining deferred income of $22,574 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $512,097 and $451,824, respectively. During the same periods, the Partnership earned investment income of $14,698 and $44,097, respectively. In 1998, rental income increased as the result of rental income received from the Caribou Coffee in Atlanta, Georgia, rental income received from re-leasing the restaurant in Mesquite, Texas and rent increases on four properties. This increase was offset by a reduction in rental income due to the vacancy of the restaurant in Waco, Texas, the expiration of lease guarantee insurance policies on two properties in 1997, and the reduction of percentage rent on one property in 1998. The increase in rental income was offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

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

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $115,107 and $100,016, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The increase in expenses in 1998, when compared to 1997, is due to expenses incurred in 1998 related to a proxy statement. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $31,975 and $48,474, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1988, when compared to 1997, is mainly due to expenses incurred in 1997 related to the J.T. McCordOs restaurant in Irving, Texas.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 5.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances decreased $665,217 mainly due to the distribution of $707,071 of net sale proceeds to the Partners as a special distribution in April, 1998. Net cash provided by operating activities increased from $303,678 in 1997 to $389,774 in 1998 as a result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1997, the Partnership generated cash flow from the sale of real estate of $149,202.

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

        During the first six months of 1998 and 1997, the Partnership distributed $720,416 and $71,631 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $51.24 and $5.07 per Limited Partnership Unit, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective April 1, 1997, the Partnership's distribution rate was reduced from 6.5% to 6.0% which resulted in regular distributions to the Partners of $407,956 for the first six months of 1997. In April, 1998, the Partnership distributed net sale proceeds of $707,071 to the Partners as a special distribution, which reduced the Limited PartnersO Adjusted Capital Contribution. Effective April 1, 1998, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in regular distributions to the Partners of $348,751 for the first six months of 1998.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                       Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b. Reports filed on Form  8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1998         AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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