Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1998-11-10
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

         Statements for the Periods ended September 30, 1998 and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS
                                                         1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   217,239    $   835,702
  Receivables                                            2,305         23,306
                                                    -----------    -----------
      Total Current Assets                             219,544        859,008
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,580,192      3,580,192
  Buildings and Equipment                            6,457,129      6,457,129
  Accumulated Depreciation                          (2,270,723)    (2,120,686)
                                                    -----------    -----------
                                                     7,766,598      7,916,635
  Real Estate Held for Sale                            199,747        199,747
                                                    -----------    -----------
      Net Investments in Real Estate                 7,966,345      8,116,382
                                                    -----------    -----------
          Total Assets                             $ 8,185,889    $ 8,975,390
                                                    ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    41,263    $    60,310
  Distributions Payable                                138,182        137,297
  Deferred Income                                       44,786         22,212
                                                    -----------    -----------
      Total Current Liabilities                        224,231        219,819
                                                    -----------    -----------

DEFERRED INCOME - Net of Current Portion               183,110        199,769

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (51,412)       (43,639)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,919 Units outstanding                        7,829,960      8,599,441
                                                    -----------    -----------
      Total Partners' Capital                        7,778,548      8,555,802
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $ 8,185,889    $ 8,975,390
                                                    ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                  9/30/98      9/30/97     9/30/98     9/30/97

INCOME:
   Rent                          $ 253,830   $ 246,879    $ 765,927  $ 698,703
   Investment Income                 1,910      14,910       16,608     59,007
                                  ---------   ---------    ---------  ---------
        Total Income               255,740     261,789      782,535    757,710
                                  ---------   ---------    ---------  ---------

EXPENSES:
   Partnership Administration-
    Affiliates                      43,113      52,797      158,220    152,813
   Partnership Administration
    and Property Management -
    Unrelated Parties               10,138      23,769       42,113     72,243
   Depreciation                     49,588      68,129      150,037    204,109
                                  ---------   ---------    ---------  ---------
        Total Expenses             102,839     144,695      350,370    429,165
                                  ---------   ---------    ---------  ---------

NET INCOME                       $ 152,901   $ 117,094    $ 432,165  $ 328,545
                                  =========   =========    =========  =========

NET INCOME ALLOCATED:
   General Partners              $   1,530   $   1,171    $   4,322  $   3,285
   Limited Partners                151,371     115,923      427,843    325,260
                                  ---------   ---------    ---------  ---------
                                 $ 152,901   $ 117,094    $ 432,165  $ 328,545
                                  =========   =========    =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (13,919 and 13,995 weighted average
 Units outstanding in 1998 and 1997,
 respectively)                   $   10.88   $    8.28    $   30.74  $   23.24
                                  =========   =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   432,165   $   328,545

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
   Depreciation                                       150,037       204,109
   Decrease in Receivables                             21,001         7,979
   Decrease in Payable to
     AEI Fund Management, Inc.                        (19,047)      (27,089)
   Increase in Security Deposit                             0        26,897
   Increase in Deferred Income                          5,915         5,755
                                                   -----------   -----------
        Total Adjustments                             157,906       217,651
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                          590,071       546,196
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0      (524,976)
   Proceeds from Sale of Real Estate                        0       149,202
                                                   -----------   -----------
        Net Cash Used For
        Investing Activities                                0      (375,774)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           885       (15,160)
   Distributions to Partners                       (1,209,419)     (603,109)
                                                   -----------   -----------
        Net Cash Used For
        Financing Activities                       (1,208,534)     (618,269)
                                                   -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (618,463)     (447,847)

CASH AND CASH EQUIVALENTS, beginning of period        835,702       645,302
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   217,239   $   197,455
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners      Total    Outstanding


BALANCE, December 31, 1996    $ (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                  (6,031)     (597,078)    (603,109)

  Net Income                      3,285       325,260      328,545
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1997   $ (40,540)  $ 8,906,323  $ 8,865,783    13,994.70
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1997    $ (43,639)  $ 8,599,441  $ 8,555,802    13,919.40

  Distributions                 (12,095)   (1,197,324)  (1,209,419)

  Net Income                      4,322       427,843      432,165
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1998   $ (51,412)  $ 7,829,960  $ 7,778,548    13,919.40
                               =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     During the first nine months of 1998 and 1997, the Partnership distributed $720,416 and $71,631 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $51.24 and $5.07 per Limited Partnership Unit, respectively.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the annual base rent from $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of September 30, 1998 and December 31, 1997, the Partnership has recognized $94,401 and $77,742 of this payment as income. At September 30, 1998, the remaining deferred income of $22,574 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $765,927 and $698,703, respectively. During the same periods, the Partnership earned investment income of $16,608 and $59,007, respectively. In 1998, rental income increased as the result of rental income received from the Caribou Coffee in Atlanta, Georgia, rental income received from re-leasing the restaurant in Mesquite, Texas and rent increases on four properties. This increase was offset by a reduction in rental income due to the vacancy of the restaurant in Waco, Texas, the expiration of lease guarantee insurance policies on two properties in 1997, and the reduction of percentage rent on one property in 1998. The increase in rental income was offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $158,220 and $152,813, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The increase in expenses in 1998, when compared to 1997, is due to expenses incurred in 1998 related to a proxy statement. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $42,113 and $72,243, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1998, when compared to 1997, is mainly due to expenses incurred in 1997 related to the J.T. McCordOs restaurant in Irving, Texas.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $618,463 mainly due to the distribution of $707,071 of net sale proceeds to the Partners as a special distribution in April, 1998. Net cash provided by operating activities increased from $546,196 in 1997 to $590,071 in 1998 mainly as a result of an increase in income and a decrease in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1997, the Partnership generated cash flow from the sale of real estate of $149,202. During the same period, the Partnership expended $524,976 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        During the first nine months of 1998 and 1997, the Partnership distributed $720,416 and $71,631 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $51.24 and $5.07 per Limited Partnership Unit, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective April 1, 1997, the Partnership's distribution rate was reduced from 6.5% to 6.0% which resulted in regular distributions to the Partners of $603,109 for the first nine months of 1997. In April, 1998, the Partnership distributed net sale proceeds of $707,071 to the Partners as a special distribution, which reduced the Limited PartnersO Adjusted Capital Contribution. Effective April 1, 1998, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in regular distributions to the Partners of $502,348 for the first nine months of 1998.

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

       On October 1, 1998, twenty-seven Limited Partners redeemed a total of 313.25 Partnership Units for $161,072 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 101 Limited Partners redeemed 1,080.6 Partnership Units for $829,400. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          27    Financial Data Schedule  for  period
                ended September 30, 1998.

        b. Reports filed on Form 8-K -None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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