Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1999-03-30
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                       Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $1,057,876.

As of February 28, 1999, there were 13,606.15 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,606,150.

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

        Most of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $154,300. In the fourth quarter of 1998, a charge to operations for real estate impairment of $221,000 was recognized, which is the difference between book value at December 31, 1998 of $375,300 and the estimated fair value of $154,300. The charge was recorded against the cost of the land and building.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $88,207. At the time of disposition, the cost and related accumulated depreciation was $496,967 and $178,282, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at
December 31, 1997 of $253,747 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1998, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.
ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Creative Years Early                          Creative Years
Learning Center                               Early Learning
 Houston, TX            4/8/87   $  483,128    Centers, Inc.     $   42,180   $  6.13

Grand Rapids Teachers                          Grand Rapids
Credit Union                                     Teachers
 Wyoming, MI            5/1/87   $  626,239    Credit Union      $   32,370   $  9.37

Arby's Restaurant                                 RTM Mid-
 Grand Rapids, MI       5/1/87   $  652,880     America, Inc.    $   24,000   $  6.89

Fuddruckers Restaurant
 Omaha, NE            11/16/87   $1,151,543   Fuddruckers, Inc.  $  145,081   $ 20.94

Children's World
Daycare Center                                    ARAMARK
 Sterling Heights, MI                           Educational
 (83.6514%)           11/25/87   $  729,486   Resources, Inc.    $  108,696   $ 21.04

Jiffy Lube Auto Care Center
 Dallas, TX                                      Lone Star
 (25%)                12/10/87   $  154,891   Lubrication, Inc.  $   21,822   $ 32.70

JEMCARE
 Arkansas Lane
 Arlington, TX        12/10/87   $  450,475     JEMCARE, Inc.    $   40,649   $  8.07

ITEM 2.   PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Zapata's Cantina & Cafe
 Waco, TX
 (55.0958%)           12/16/87   $  674,285        (1)

Sports City Cafe                                  Texas
 Mesquite, TX                                  Sports City
 (35%)                12/16/87   $  520,109     Cafe, Ltd.       $   31,500    $ 12.73

JEMCARE
 Matlock Avenue
 Arlington, TX        12/16/87   $  603,641    JEMCARE, Inc.     $   47,285    $  8.04

Cheddar's Restaurant
 Indianapolis, IN
 (50%)                 2/16/88   $  253,747        (2)

Fuddruckers Restaurant
 St. Louis, MO
 (40%)                 3/25/88   $  761,053   Fuddruckers, Inc.  $   92,164    $ 26.40

Applebee's Restaurant
 Slidell, LA                                     Gulf Coast
 (73%)                  5/5/93   $  746,465   Restaurants, Inc.  $  115,183    $ 34.44

                                                Renaissant
Applebee's Restaurant                           Development
 Victoria, TX          3/22/96   $1,335,555        Corp.         $  151,110    $ 27.57

Caribou Coffee Store                           Caribou Coffee
 Atlanta, GA           8/15/97   $1,247,571     Company, Inc.    $  142,025    $ 33.39


(1) The property is vacant and listed for sale or lease.
(2) The property was destroyed by fire and the land is listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center. AEI Real Estate Fund XV Limited Partnership owns the remaining interest in the Zapata's Cantina & Cafe and the Fuddruckers restaurant. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube, the Sports City Cafe and the Cheddar's restaurant. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

ITEM 2.   PROPERTIES. (Continued)

        The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Sports City Cafe (12 years), the Creative Years daycare center (13 years), the Arby's (15 years) and the Caribou Coffee store
(18 years). Most of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years.

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed  of."   The  real  estate  impairment  loss,  which  was
recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1993, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The ZapataOs Cantina & Cafe was 100 percent vacant from January, 1993 to June, 1995 when it was re-leased to a lessee who occupied the property until December 31, 1997. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The CheddarOs property was 100 percent occupied until January, 1996.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,473 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1998, twenty-seven Limited Partners redeemed a total of 313.25 Partnership Units for $161,072 in accordance with the Partnership Agreement. In prior years, a total of 101 Limited Partners redeemed 1,080.6 Partnership Units for $829,400. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $15,258 and $7,978 were made to the General Partners and $1,349,386 and $745,729 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $734,218 and $70,915 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $1,040,302 and $975,472, respectively. During the same periods, the Partnership earned investment income of $17,574 and $60,983, respectively. In 1998, rental income increased as the result of rental income received from the Caribou Coffee in Atlanta, Georgia, rental income received from re-leasing the restaurant in Mesquite, Texas and rent increases on five properties. This increase was offset by a reduction in rental income due to the vacancy of the restaurant in Waco, Texas, the expiration of lease guarantee insurance policies on two properties in 1997, and the reduction of percentage rent on one property in 1998. The increase in rental income was offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

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

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $154,300. In the fourth quarter of 1998, a charge to operations for real estate impairment of $221,000 was recognized, which is the difference between book value at December 31, 1998 of $375,300 and the estimated fair value of $154,300. The charge was recorded against the cost of the land and building.

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

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $210,718 and $207,550, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $49,925 and $83,197, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is mainly due to expenses incurred in 1997 related to the J.T. McCord's restaurant in Irving, Texas.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $757,689 mainly due to the distribution of $707,071 of net sale proceeds to the Partners as a special distribution in April, 1998. Net Cash provided by operating activities increased from $675,703 in 1997 to $766,940 in 1998 as a result of an increase in income and a decrease in expenses in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997, the Partnership generated cash flow from the sale of real estate of $890,836. During the same period, the Partnership expended $524,976 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at December 31, 1997 of $253,747 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

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

       During 1998 and 1997, the Partnership distributed $741,635 and $71,631 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $52.78 and $5.07 per Limited Partnership Unit, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective April 1, 1997, the Partnership's distribution rate was reduced from 6.5% to 6.0% which resulted in regular distributions to the Partners of $753,262 in 1997. In April, 1998, the Partnership distributed net sale proceeds of $707,071 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1998, the Partnership made distributions at a 5.0% rate on the reduced capital balance, which resulted in regular distributions to the Partners of $655,945 for 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        During 1998, twenty-seven Limited Partners redeemed a total of 313.25 Partnership Units for $161,072 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 101 Limited Partners redeemed 1,080.6 Partnership Units for $829,400. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM 7. FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                            /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis, Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                       $    78,013    $   835,702
  Receivables                                          35,703         23,306
                                                   -----------    -----------
      Total Current Assets                            113,716        859,008
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,474,363      3,580,192
  Buildings and Equipment                           6,341,958      6,457,129
  Accumulated Depreciation                         (2,320,311)    (2,120,686)
                                                   -----------    -----------
                                                    7,496,010      7,916,635
  Real Estate Held for Sale                           174,747        199,747
                                                   -----------    -----------
      Net Investments in Real Estate                7,670,757      8,116,382
                                                   -----------    -----------
          Total Assets                            $ 7,784,473    $ 8,975,390
                                                   ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    64,626    $    60,310
  Distributions Payable                               138,384        137,297
  Deferred Income                                      22,212         22,212
                                                   -----------    -----------
      Total Current Liabilities                       225,222        219,819
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion              177,557        199,769

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (55,381)       (43,639)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,606 and 13,919 outstanding in 1998
   and 1997, respectively                           7,437,075      8,599,441
                                                   -----------    -----------
      Total Partners' Capital                       7,381,694      8,555,802
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 7,784,473    $ 8,975,390
                                                   ===========    ===========

The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     1998            1997

INCOME:
  Rent                                           $ 1,040,302     $   975,472
  Investment Income                                   17,574          60,983
                                                  -----------     -----------
      Total Income                                 1,057,876       1,036,455
                                                  -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates            210,718         207,550
  Partnership Administration and Property
     Management - Unrelated Parties                   49,925          83,197
  Depreciation                                       199,625         269,297
  Real Estate Impairment                             246,000         154,000
                                                  -----------     -----------
      Total Expenses                                 706,268         714,044
                                                  -----------     -----------

OPERATING INCOME                                     351,608         322,411

LOSS ON SALE OF REAL ESTATE                                0        (109,144)
                                                  -----------     -----------
NET INCOME                                       $   351,608     $   213,267
                                                  ===========     ===========

NET INCOME ALLOCATED:
  General Partners                               $     3,516     $     2,133
  Limited Partners                                   348,092         211,134
                                                  -----------     -----------
                                                 $   351,608     $   213,267
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,840 and 13,976 weighted average Units outstanding
in 1998 and 1997, respectively)                  $     25.15     $     15.11
                                                  ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $   351,608    $   213,267

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   199,625        269,297
     Real Estate Impairment                         246,000        154,000
     Loss on Sale of Real Estate                          0        109,144
     Increase in Receivables                        (12,397)        (6,022)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     4,316        (41,772)
     Decrease in Deferred Income                    (22,212)       (22,212)
                                                 -----------    -----------
       Total Adjustments                            415,332        462,435
                                                 -----------    -----------
       Net Cash Provided By
          Operating Activities                      766,940        675,702
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0       (524,976)
  Proceeds from Sale of Real Estate                       0        890,836
                                                 -----------    -----------
       Net Cash Provided By
           Investing Activities                           0        365,860
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable        1,087        (53,350)
  Distributions to Partners                      (1,363,016)      (753,262)
  Redemption Payments                              (162,700)       (44,550)
                                                 -----------    -----------
       Net Cash Used For
          Financing Activities                   (1,524,629)      (851,162)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (757,689)       190,400

CASH AND CASH EQUIVALENTS, beginning of period      835,702        645,302
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $    78,013    $   835,702
                                                 ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996  $  (37,794)  $ 9,178,141  $ 9,140,347    13,994.70

  Distributions                 (7,533)     (745,729)    (753,262)

  Redemption Payments             (445)      (44,105)     (44,550)      (75.30)

  Net Income                     2,133       211,134      213,267
                             ----------   -----------  -----------  -----------
BALANCE, December 31, 1997     (43,639)    8,599,441    8,555,802    13,919.40

  Distributions                (13,630)   (1,349,386)  (1,363,016)

  Redemption Payments           (1,628)     (161,072)    (162,700)     (313.25)

  Net Income                     3,516       348,092      351,608
                             ----------   -----------  -----------  -----------
BALANCE, December 31, 1998  $  (55,381)  $ 7,437,075  $ 7,381,694    13,606.15
                             ==========   ===========  ===========  ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                     1998         1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 210,718     $ 207,550
                                                   ========      ========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                      1998           1997
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses
  included printing costs, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                             $  49,925     $  83,197
                                                     ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amount is net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $22,178 for 1997.    $       0     $  (8,362)
                                                     ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Sports City Cafe (12 years), the Creative Years daycare center (13 years), the Arby's (15 years) and the Caribou Coffee store (18 years). Most of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. The restaurant in Waco, Texas was constructed in 1980 and enlarged in 1982 and 1983. The Sports City Cafe and the Creative Years daycare center were constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Applebee's restaurant in Slidell, Louisiana, was constructed in 1991. The Applebee's restaurant in Victoria, Texas was constructed in 1996. The Caribou Coffee store was constructed in 1997. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Slidell Applebee's restaurant which was acquired in 1993, the Victoria Applebee's restaurant in 1996, and the Caribou Coffee store in 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1998  are   as
     follows:
                                         Buildings and            Accumulated
Property                         Land      Equipment      Total   Depreciation

Creative Years,
 Houston, TX                $   147,753  $   335,375  $   483,128  $   155,534
Credit Union, Wyoming, MI       166,434      459,805      626,239      215,342
Arby's, Grand Rapids, MI        195,229      457,651      652,880      214,333
Fuddruckers, Omaha, NE          307,913      843,630    1,151,543      476,950
Children's World,
 Sterling Heights, MI           138,133      591,353      729,486      241,073
Jiffy Lube, Dallas, TX           65,918       88,973      154,891       40,198
JEMCARE, Arlington, TX          148,214      302,261      450,475      131,878
Zapata's, Waco, TX               73,880      279,405      353,285      199,005
Sports City Cafe, Mesquite, TX  230,337      289,772      520,109      130,452
JEMCARE, Arlington, TX          323,671      279,970      603,641      120,190
Fuddruckers, St. Louis, MO      396,943      364,110      761,053      171,172
Applebee's, Slidell, LA         278,879      467,586      746,465       88,322
Applebee's, Victoria, TX        379,644      955,911    1,335,555      106,322
Caribou Coffee, Atlanta, GA     621,415      626,156    1,247,571       29,540
                             -----------  -----------  -----------  -----------
                            $ 3,474,363  $ 6,341,958  $ 9,816,321  $ 2,320,311
                             ===========  ===========  ===========  ===========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $385,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $100,000 was recognized, which is the difference between the book value at December 31, 1997 of $485,600 and the estimated fair value of $385,600. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $154,300. In the fourth quarter of 1998, a charge to operations for real estate impairment of $221,000 was recognized, which is the difference between book value at December 31, 1998 of $375,300 and the estimated fair value of $154,300. The charge was recorded against the cost of the land and building.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $54,000 was recognized, which is the difference between the book value at December 31, 1997 of $253,747 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

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

     During 1998 and 1997, the Partnership distributed $741,635 and $71,631 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $52.78 and $5.07 per Limited Partnership Unit, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999          $ 1,032,134
                       2000            1,043,824
                       2001              956,669
                       2002              974,428
                       2003              953,492
                       Thereafter      7,552,573
                                      -----------
                                     $12,513,120
                                      ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $16,340 and $24,974, respectively.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of December 31, 1998 and 1997, the
     Partnership has recognized $99,954 and $77,742, respectively, of this payment as income.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                      1998          1997
      Tenants                         Industry

     Fuddruckers, Inc.               Restaurant    $  259,457    $  259,457
     Renaissant Development Corp.    Restaurant       151,110       151,110
     Caribou Coffee Company, Inc.    Restaurant       142,025           N/A
     Gulf Coast Restaurants, Inc.    Restaurant       113,560       109,720
     ARAMARK Educational
       Resources, Inc.               Child Care       107,205       105,309
     JEMCARE, Inc.                   Child Care           N/A        98,869
                                                    ----------    ----------

     Aggregate rent revenue of major tenants       $  773,357    $  724,465
                                                    ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    74%           74%
                                                    ==========    ==========

(7) Partners' Capital -

     Cash distributions of $15,258 and $7,978 were made to the General Partners and $1,349,386 and $745,729 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $97.50 and $53.36 per Limited Partnership Unit outstanding using 13,840 and 13,976 weighted average Units in 1998 and 1997, respectively. The distributions represent $13.31 and $11.94 per Unit of Net Income and $84.19 and $41.42 per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $734,218 and $70,915 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7) Partners' Capital - (Continued)

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

     During 1998, twenty-seven Limited Partners redeemed a total of 313.25 Partnership Units for $161,072 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, eleven Limited Partners redeemed a total of 75.3 Partnership Units for $44,105. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $892.63 per original $1,000 invested.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1998            1997
     Net Income for Financial
      Reporting Purposes                        $  351,608       $  213,267

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                             2,082           47,395

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                           (27,512)         (24,813)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                             1,995            6,639

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes              246,000          154,000

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                                 0         (398,704)
                                                 ----------       ----------
           Taxable Income (Loss) to Partners    $  574,173       $   (2,216)
                                                 ==========       ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                      1998           1997

     Partners' Capital for
      Financial Reporting Purposes                $ 7,381,694    $ 8,555,802

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                              787,467        539,385

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                              266,729        294,241

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                8,634          6,639

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes                  1,981,686      1,981,686
                                                   -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes              $10,426,210    $11,377,753
                                                   ===========    ===========
(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1998                    1997
                              Carrying       Fair      Carrying      Fair
                               Amount        Value      Amount       Value

     Cash                    $     348    $     348   $     336   $     366
     Money Market Funds         77,665       77,665     835,366     835,366
                              ---------    ---------   ---------   ---------
       Total Cash and
         Cash Equivalents    $  78,013    $  78,013   $ 835,702   $ 835,702
                              =========    =========   =========   =========

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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                        Number of         Percent
   of Beneficial Owner                       Units Held        of Class

   AEI Fund Management XVI, Inc.                   0               0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                               0               0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                  0               0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

Person or Entity                                      Amount Incurred From
   Receiving                 Form and Method      Inception (February 6, 1987)
 Compensation                of Compensation          To December 31, 1998

AEI Securities, Inc.   Selling Commissions equal to 9%        $1,500,000
                       of proceeds plus a 1% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other        $  487,080
Affiliates             Organization and Offering Costs.

ITEM 12.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
       (Continued)

Person or Entity                                      Amount Incurred From
   Receiving                 Form and Method      Inception (February 6, 1987)
 Compensation                of Compensation          To December 31, 1998

General Partners and   Reimbursement at Cost for all          $  215,052
Affiliates             Acquisition Expenses

General Partners       1% of Net Cash Flow in any fiscal      $  104,481
                       year until the Limited Partners have
                       received annual, non- cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such fiscal year.

General Partners and   Reimbursement at Cost for all          $2,481,672
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management and disposition
                       of the Fund's properties and all other
                       transfer agency, reporting, partner
                       relations   and   other administrative
                       functions.

General Partners       15% of distribution of Net Proceeds    $   28,836
                       of Sale other than distributions
                       necessary to restore Adjusted Capital
                       Contributions and provide a 6% cumulative return to Limited Partners. The General
                       Partners will receive only 1% of
                       distributions of Net Proceeds of Sale
                       until the Limited Partners have received an amount equal to: (a) their Adjusted
                       Capital Contributions, plus (b) an
                       amount equal to 14% of their Adjusted
                       Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.2  Net  Lease Agreement  dated
                     March 15, 1997 between the Partnership,  AEI
                     Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on March 24,
                     1997).

               10.3  Guarantee  of  Lease  dated
                     March 15, 1997 between the Partnership,  AEI
                     Real Estate Fund XVI Limited Partnership, and Texas Sports City Cafe, Ltd. relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the Commission on March 24,
                     1997).

               10.4  Net  Lease Agreement  dated
                     August 15, 1997 between the Partnership  and
                     Caribou  Coffee  Company, Inc.  relating  to
                     the  property  at 1275 Johnson  Ferry  Road,
                     Marietta,    Georgia    (incorporated     by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on August 21, 1997).

               10.5  Purchase  Agreement  dated
                     October  24,  1997 between  the  Partnership
                     and   Spaghetti  Warehouse  of  Texas,  L.P.
                     relating to the property at 2849 W.  Airport
                     Freeway,  Irving,  Texas  (incorporated   by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 7,
                     1997).

               10.6  Purchase  Agreement  dated
                     November 20, 1997 between the Partnership and Home Depot USA, Inc. relating to the property at 2175 Barrett Station Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the Commission on March 16, 1998).

                27   Financial Data Schedule for
                     year ended December 31, 1998.

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

                          AEI REAL ESTATE FUND XVI
                          Limited Partnership
                          By: AEI Fund Management XVI, Inc.
                              Its Managing General Partner


March 12, 1999            By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President
                                  and Director
                                  (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                            Title                         Date


/s/ Robert P. Johnson  President (Principal  Executive Officer) March 12,1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)