Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1999-05-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December 31, 1998

          Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999          1998
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   110,726    $    78,013
  Receivables                                          20,364         35,703
                                                   -----------    -----------
      Total Current Assets                            131,090        113,716
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,474,363      3,474,363
  Buildings and Equipment                           6,341,958      6,341,958
  Accumulated Depreciation                         (2,368,380)    (2,320,311)
                                                   -----------    -----------
                                                    7,447,941      7,496,010
  Real Estate Held for Sale                           174,747        174,747
                                                   -----------    -----------
      Net Investments in Real Estate                7,622,688      7,670,757
                                                   -----------    -----------
          Total Assets                            $ 7,753,778    $ 7,784,473
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    25,072    $    64,626
  Distributions Payable                               139,450        138,384
  Deferred Income                                      43,106         22,212
                                                   -----------    -----------
      Total Current Liabilities                       207,628        225,222
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion              172,004        177,557

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (55,456)       (55,381)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,606 outstanding                               7,429,602      7,437,075
                                                   -----------    -----------
      Total Partners' Capital                       7,374,146      7,381,694
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 7,753,778    $ 7,784,473
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     1999            1998

INCOME:
   Rent                                         $   261,166     $   256,896
   Investment Income                                    756          10,959
                                                 -----------     -----------
        Total Income                                261,922         267,855
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           52,114          58,570
   Partnership Administration and Property
      Management - Unrelated Parties                 14,671          19,237
   Depreciation                                      48,069          50,861
                                                 -----------     -----------
        Total Expenses                              114,854         128,668
                                                 -----------     -----------

NET INCOME                                      $   147,068     $   139,187
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     1,471     $     1,392
   Limited Partners                                 145,597         137,795
                                                 -----------     -----------
                                                $   147,068     $   139,187
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (13,606 and 13,919 weighted average Units
 outstanding in 1999 and 1998, respectively)    $     10.70     $      9.90
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   147,068  $   139,187

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                        48,069       50,861
     Decrease in Receivables                             15,339       15,001
     Decrease in Payable to
        AEI Fund Management, Inc.                       (39,554)     (21,600)
     Increase in Deferred Income                         15,341       32,239
                                                     -----------  -----------
        Total Adjustments                                39,195       76,501
                                                     -----------  -----------
        Net Cash Provided By
        Operating Activities                            186,263      215,688
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      1,066       38,203
   Distributions to Partners                           (154,616)    (195,155)
                                                     -----------  -----------
        Net Cash Used For
        Financing Activities                           (153,550)    (156,952)
                                                     -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                32,713       58,736

CASH AND CASH EQUIVALENTS, beginning of period           78,013      835,702
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $   110,726  $   894,438
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners     Total     Outstanding


BALANCE, December 31, 1997   $ (43,639)  $ 8,599,441  $ 8,555,802    13,919.40

  Distributions                 (1,952)     (193,203)    (195,155)

  Net Income                     1,392       137,795      139,187
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (44,199)  $ 8,544,033  $ 8,499,834    13,919.40
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1998   $ (55,381)  $ 7,437,075  $ 7,381,694    13,606.15

  Distributions                 (1,546)     (153,070)    (154,616)

  Net Income                     1,471       145,597      147,068
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1999      $ (55,456)  $ 7,429,602  $ 7,374,146    13,606.15
                              =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $160,000.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any upaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $19,197 for rent due prior to the date of filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

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

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers in St. Louis, Missouri to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sales proceeds of approximately $770,000.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 1998, the Partnership distributed $13,345 of net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 per Limited Partnership Unit. In April, 1998, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $50.29 per Limited Partnership Unit.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $299,723. The lump sum payment will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, using the straight line method. As of March 31, 1999 and December 31, 1998, the Partnership has recognized $105,507 and $99,954 of this payment as income. At March 31, 1999, the remaining deferred income of $20,894 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $261,166 and $256,896, respectively. During the same periods, the Partnership earned investment income of $756 and $10,959, respectively. In 1998, investment income was higher as sale proceeds received in December, 1997 were invested in short-term investments until they were distributed to the Partners in April, 1998.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $160,000.

        In December,1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any upaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible
for  re-leasing  the  property.   At  March  31,  1999,  GCR owed
$19,197  for  rent   due   prior  to   the   date  of  filing for
reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is
management's belief  that  the  Lease  will  be   assumed by GCR.


       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $52,114 and $58,570, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,671 and $19,237, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $32,713 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $215,688 in 1998 to $186,263 in 1999 mainly as a result of a decrease in total income in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in expenses in 1999.

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

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers in St. Louis, Missouri to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sales proceeds of approximately $770,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first three months of 1998, the Partnership distributed $13,345 of net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 per Limited Partnership Unit. In April, 1998, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $50.29 per Limited Partnership Unit. The distribution reduced the Limited Partners' Adjusted Capital Contribution. Effective April 1, 1998, the Partnership's distribution rate was reduced from 6.0% to 5.0% on the reduced capital balance. As a result, distributions during the first three months of 1998 were higher when compared to the same period in 1999.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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