Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1999-08-12
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999         1998
CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,097,872   $    78,013
  Receivables                                           19,197        35,703
                                                    -----------   -----------
      Total Current Assets                           1,117,069       113,716
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,003,540     3,474,363
  Buildings and Equipment                            5,698,443     6,341,958
  Accumulated Depreciation                          (2,039,130)   (2,320,311)
                                                    -----------   -----------
                                                     6,662,854     7,496,010
  Real Estate Held for Sale                            174,747       174,747
                                                    -----------   -----------
      Net Investments in Real Estate                 6,837,600     7,670,757
                                                    -----------   -----------
          Total Assets                             $ 7,954,669   $ 7,784,473
                                                    ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    35,827   $    64,626
  Distributions Payable                                897,139       138,384
  Deferred Income                                       34,900        22,212
                                                    -----------   -----------
      Total Current Liabilities                        967,866       225,222
                                                    -----------   -----------

DEFERRED INCOME - Net of Current Portion                88,187       177,557

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (60,212)      (55,381)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,606 outstanding                                6,958,828     7,437,075
                                                    -----------   -----------
      Total Partners' Capital                        6,898,616     7,381,694
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $ 7,954,669   $ 7,784,473
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended        Six Months Ended
                            6/30/99        6/30/98     6/30/99       6/30/98

INCOME:
   Rent                   $  345,987    $  255,201   $  607,153    $  512,097
   Investment Income           3,512         3,739        4,268        14,698
                           ----------    ----------   ----------    ----------
        Total Income         349,499       258,940      611,421       526,795
                           ----------    ----------   ----------    ----------

EXPENSES:
   Partnership Administration-
     Affiliates               45,109        56,537       97,223       115,107
   Partnership Administration
     and Property Management -
     Unrelated Parties         4,382        12,738       19,053        31,975
   Depreciation               47,121        49,588       95,190       100,449
                           ----------    ----------   ----------    ----------
        Total Expenses        96,612       118,863      211,466       247,531
                           ----------    ----------   ----------    ----------

OPERATING INCOME          $  252,887    $  140,077   $  399,955    $  279,264

GAIN ON SALE OF REAL ESTATE  183,775             0      183,775             0
                           ----------    ----------   ----------    ----------
NET INCOME                $  436,662    $  140,077   $  583,730    $  279,264
                           ==========    ==========   ==========    ==========

NET INCOME ALLOCATED:
   General Partners       $    4,366    $    1,400   $    5,837    $    2,792
   Limited Partners          432,296       138,677      577,893       276,472
                           ----------    ----------   ----------    ----------
                          $  436,662    $  140,077   $  583,730    $  279,264
                           ==========    ==========   ==========    ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (13,606 and 13,919 weighted average
  Units outstanding in 1999 and 1998,
  respectively)           $    31.77    $     9.96   $    42.47    $    19.86
                           ==========    ==========   ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   583,730    $   279,264

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     95,190        100,449
     Gain on Sale of Real Estate                    (183,775)             0
     Decrease in Receivables                          16,506         18,001
     Decrease in Payable to
        AEI Fund Management, Inc.                    (28,799)       (19,408)
     Increase (Decrease)in Deferred Income           (76,682)        11,468
                                                  -----------    -----------
        Total Adjustments                           (177,560)       110,510
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         406,170        389,774
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 921,742              0
                                                  -----------    -----------
        Net Cash Provided By
        Investing Activities                         921,742              0
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 758,755            831
   Distributions to Partners                      (1,066,808)    (1,055,822)
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (308,053)    (1,054,991)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,019,859       (665,217)

CASH AND CASH EQUIVALENTS, beginning of period        78,013        835,702
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,097,872    $   170,485
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                   Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997  $ (43,639)   $8,599,441   $8,555,802    13,919.40

  Distributions               (10,558)   (1,045,264)  (1,055,822)

  Net Income                    2,792       276,472      279,264
                             ---------    ----------   ----------  -----------
BALANCE, June 30, 1998      $ (51,405)   $7,830,649   $7,779,244    13,919.40
                             =========    ==========   ==========  ===========


BALANCE, December 31, 1998  $ (55,381)   $7,437,075   $7,381,694    13,606.15

  Distributions               (10,668)   (1,056,140)  (1,066,808)

  Net Income                    5,837       577,893      583,730
                             ---------    ----------   ----------  -----------
BALANCE, June 30, 1999      $ (60,212)   $6,958,828   $6,898,616    13,606.15
                             =========    ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owed a 55.0958% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $29,752. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $158,131 which resulted in a net gain of $5,441. At the time of sale, the cost and related accumulated depreciation was $353,285 and $200,595, respectively.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.


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

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611 which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

     During the first three months of 1998, the Partnership distributed $13,345 of net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 per Limited Partnership Unit. In April, 1998, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $50.29 per Limited Partnership Unit. In June, 1999, the Partnership distributed $757,576 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $55.12 per Limited Partnership Unit.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurants in St. Louis, Missouri and Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from the current annual rent of $109,033 to $92,164 for the St. Louis property and $167,699 to $145,081 for the Omaha property. The Partnership could receive additional rent in the future if 10% of gross receipts from the properties exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received lump sum payments from the original lessee of $140,184 for the St. Louis property and $159,539 for the Omaha property. The lump sum payments will be recognized as income over the remainder of the Lease terms which expire January 31, 2008 and November 30, 2007, respectively, using the straight line method.

     As of March 31, 1999 and December 31, 1998, the Partnership had recognized $49,020 and $46,440 of the payment for the St. Louis property as income. On June 16, 1999, the
     Partnership sold the St. Louis property and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income related to that property of $91,164 in the second quarter of 1999.

     As of June 30, 1999 and December 31, 1998, the Partnership had recognized $59,460 and $53,514 of the payment for the Omaha property as income. At June 30, 1999, the remaining deferred income of $23,008 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $607,153 and $512,097, respectively. During the same periods, the Partnership earned investment income of $4,268 and $14,698, respectively. In 1999, rental income increased as the result of deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. In 1998, investment income was higher as sale proceeds received in December, 1997 were invested in short-term investments until they were distributed to the Partners in April, 1998.

        The Partnership owned a 55.0958% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $29,752. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $158,131 which resulted in a net gain of $5,441. At the time of sale, the cost and related accumulated depreciation was $353,285 and $200,595, respectively.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $97,223 and $115,107, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $19,053 and $31,975, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to a proxy statement and the Waco property.

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $1,019,859 mainly as a result of cash generated from the sale of two properties. Net cash provided by operating activities increased from $389,774 in 1998 to $406,170 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611 which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

       In June, 1994, the Partnership received a lump sum payment of $140,184 as compensation for certain modifications made to the St. Louis Fuddruckers Lease. The lump sum payment was recognized as income over the Lease term using the straight line method. As a result of the sale, the Lease Agreement was terminated and the Partnership recognized the balance of the deferred income of $91,164 in the second quarter of 1999.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During the first three months of 1998, the Partnership distributed $13,345 of net sale proceeds to the Limited and General Partners as a part of their regular quarterly distributions, which represented a return of capital of $0.95 per Limited Partnership Unit. In April, 1998, the Partnership distributed $707,071 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $50.29 per Limited Partnership Unit. In June, 1999, the
Partnership distributed $757,576 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $55.12 per Limited Partnership Unit.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the numbers of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           10.1  Purchase Agreement dated  March  24,
                 1999  between  the Partnership,  AEI  Real
                 Estate  Fund  XV  Limited Partnership  and
                 Tom  Salome  relating to the  property  at
                 1812   North  Valley  Mills  Drive,  Waco,
                 Texas.

           10.2  Purchase Agreement dated February  4,
                 1999  between  the Partnership,  AEI  Real
                 Estate  Fund  XV  Limited Partnership  and
                 Elizabeth   Cockrum   relating   to    the
                 property  at  2175 Barrett  Station  Road,
                 St.   Louis,  Missouri  (incorporated   by
                 reference to Exhibit 10.1 of Form 8-K filed with the Commission on June 21,
                 1999).

           10.3  Amendment  to  Purchase   Agreement
                 dated    May   19,   1999   between    the
                 Partnership,  AEI  Real  Estate  Fund   XV
                 Limited  Partnership and Elizabeth Cockrum
                 relating  to the property at 2175  Barrett
                 Station    Road,   St.   Louis,   Missouri
                 (incorporated  by  reference  to   Exhibit
                 10.2   of   Form   8-K  filed   with   the
                 Commission on June 21, 1999).

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form  8-K  -
                                  During  the quarter ended June  30,
                                  1999, the Partnership filed a  Form
                                  8-K  dated  June 21, 1999 reporting
                                  the  disposition of the Fuddruckers
                                  restaurant in St. Louis, Missouri.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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