Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 1999-11-12
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999            1998
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   358,526    $    78,013
  Receivables                                         19,197         35,703
                                                  -----------    -----------
      Total Current Assets                           377,723        113,716
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,003,540      3,474,363
  Buildings and Equipment                          5,698,443      6,341,958
  Accumulated Depreciation                        (2,083,628)    (2,320,311)
                                                  -----------    -----------
                                                   6,618,355      7,496,010
  Real Estate Held for Sale                          174,747        174,747
                                                  -----------    -----------
      Net Investments in Real Estate               6,793,102      7,670,757
                                                  -----------    -----------
          Total Assets                           $ 7,170,825    $ 7,784,473
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    42,848    $    64,626
  Distributions Payable                              130,921        138,384
  Deferred Income                                     13,710         22,212
                                                  -----------    -----------
      Total Current Liabilities                      187,479        225,222
                                                  -----------    -----------

DEFERRED INCOME - Net of Current Portion              85,214        177,557

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (60,216)       (55,381)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,606 outstanding                              6,958,348      7,437,075
                                                  -----------    -----------
      Total Partners' Capital                      6,898,132      7,381,694
                                                  -----------    -----------
         Total Liabilities and Partners' Capital $ 7,170,825    $ 7,784,473
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended        Nine Months Ended
                             9/30/99       9/30/98      9/30/99       9/30/98

INCOME:
   Rent                     $ 234,474    $ 253,830     $ 841,627    $ 765,927
   Investment Income            3,757        1,910         8,025       16,608
                             ---------    ---------     ---------    ---------
        Total Income          238,231      255,740       849,652      782,535
                             ---------    ---------     ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                43,706       43,113       140,929      158,220
   Partnership Administration
     and Property Management -
     Unrelated Parties          5,471       10,138        24,524       42,113
   Depreciation                44,498       49,588       139,688      150,037
                             ---------    ---------     ---------    ---------
        Total Expenses         93,675      102,839       305,141      350,370
                             ---------    ---------     ---------    ---------

OPERATING INCOME              144,556      152,901       544,511      432,165

GAIN ON SALE OF REAL ESTATE         0            0       183,775            0
                             ---------    ---------     ---------    ---------
NET INCOME                  $ 144,556    $ 152,901     $ 728,286    $ 432,165
                             =========    =========     =========    =========

NET INCOME ALLOCATED:
   General Partners         $   1,446    $   1,530     $   7,283    $   4,322
   Limited Partners           143,110      151,371       721,003      427,843
                             ---------    ---------     ---------    ---------
                            $ 144,556    $ 152,901     $ 728,286    $ 432,165
                             =========    =========     =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (13,606 and 13,919 weighted
 average Units outstanding
 in 1999 and 1998,
 respectively)              $   10.52    $   10.88     $   52.99    $   30.74
                             =========    =========     =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   728,286   $   432,165

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       139,688       150,037
     Gain on Sale of Real Estate                       (183,775)
     Decrease in Receivables                             16,506        21,001
     Decrease in Payable to
        AEI Fund Management, Inc.                       (21,778)      (19,047)
     Increase (Decrease)in Deferred Income             (100,845)        5,915
                                                     -----------   -----------
        Total Adjustments                              (150,204)      157,906
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            578,082       590,071
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                    921,742             0
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          (7,463)          885
   Distributions to Partners                         (1,211,848)   (1,209,419)
                                                     -----------   -----------
        Net Cash Used For
         Financing Activities                        (1,219,311)   (1,208,534)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 280,513      (618,463)

CASH AND CASH EQUIVALENTS, beginning of period           78,013       835,702
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   358,526   $   217,239
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners      Total    Outstanding


BALANCE, December 31, 1997  $(43,639)   $ 8,599,441   $ 8,555,802    13,919.40

  Distributions              (12,095)    (1,197,324)   (1,209,419)

  Net Income                   4,322        427,843       432,165
                             --------    -----------   -----------  -----------
BALANCE, September 30, 1998 $(51,412)   $ 7,829,960   $ 7,778,548    13,919.40
                             ========    ===========   ===========  ===========


BALANCE, December 31, 1998  $(55,381)   $ 7,437,075   $ 7,381,694    13,606.15

  Distributions              (12,118)    (1,199,730)   (1,211,848)

  Net Income                   7,283        721,003       728,286
                             --------    -----------   -----------  -----------
BALANCE, September 30, 1999 $(60,216)   $ 6,958,348   $ 6,898,132    13,606.15
                             ========    ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed
     $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.


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

     As  of  September  30,  1999  and  December  31,  1998,  the
     Partnership had recognized $62,433 and $53,514 of the payment for the Omaha property as income. At September 30, 1999, the remaining deferred income of $1,818 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $841,627 and $765,927, respectively. During the same periods, the Partnership earned investment income of $8,025 and $16,608, respectively. In 1999, rental income increased as the result of deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. In 1998, investment income was higher as sale proceeds received in December, 1997 were invested in short-term investments until they were distributed to the Partners in April, 1998.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $140,929 and $158,220, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred partnership administration and property management expenses from unrelated parties of $24,524 and $42,113, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to a proxy statement and the Waco property.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $280,513 mainly as a result of cash generated from the sale of two properties. Net cash provided by operating activities decreased from $590,071 in 1998 to $578,082 in 1999 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses which were partially offset by an increase in income and a decrease in expenses in 1999.

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

       On October 1, 1999, twenty-one Limited Partners redeemed a total of 138 Partnership Units for $60,581 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 128 Limited Partners redeemed 1,393.85 Partnership Units for $990,472. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         10.1  Purchase Agreement dated  March  24,
               1999  between  the Partnership,  AEI  Real
               Estate  Fund  XV  Limited Partnership  and
               Tom  Salome  relating to the  property  at
               1812   North  Valley  Mills  Drive,  Waco,
               Texas   (incorporated  by   reference   to
               Exhibit  10.1  of Form 10-QSB  filed  with
               the Commission on July 30, 1999).

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

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

      b. Reports filed on Form 8-K -None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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