Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2000-03-30
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $1,109,240.

As of February 29, 2000, there were 13,468.15 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,468,150.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The Partnership owns a 35% interest in a J.T. McCord's restaurant in Mesquite, Texas and a 100% interest in a J.T. McCord's restaurant in Irving, Texas. In December, 1995, the Partnership took possession of the properties after the lessee was unable to perform under the terms of the Lease. In March, 1997, the restaurant in Mesquite was re-leased to Texas Sports City Cafe, Ltd. (Texas) under a triple net lease agreement with a primary term of 12 years. In January, 2000, Texas notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding book value.

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

        In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $1,479,000, which resulted in a net gain of approximately $284,000.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 1999, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 75% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. The only exception is the tenant in the Caribou Coffee store will not continue to be a major tenant since the property was sold in February, 2000. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.


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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.


                             Total Property                  Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date      Costs      Lessee           Payment  Sq. Ft.

Creative Years Early                      Creative Years
Learning Center                           Early Learning
 Houston, TX          4/8/87  $  483,128   Centers, Inc.    $ 43,035   $ 6.25

Grand Rapids Teachers                      Grand Rapids
Credit Union                                 Teachers
 Wyoming, MI          5/1/87  $  626,239   Credit Union     $ 34,506   $ 9.99

Arby's Restaurant                            RTM Mid-
 Grand Rapids, MI     5/1/87  $  652,880   America, Inc.    $ 24,000   $ 6.89

Fuddruckers Restaurant
 Omaha, NE          11/16/87  $1,151,543  Fuddruckers, Inc. $145,081   $20.94

Children's World
Daycare Center                              ARAMARK
 Sterling Heights, MI                      Educational
 (83.6514%)         11/25/87  $  729,486  Resources, Inc.   $111,413   $21.57

Jiffy Lube Auto Care Center
 Dallas, TX                                 Lone Star
 (25%)              12/10/87  $  154,891  Lubrication, Inc. $ 21,822   $32.70

JEMCARE
 Arkansas Lane
Arlington, TX      12/10/87  $  450,475  JEMCARE, Inc.      $ 41,869   $ 8.31

ITEM 2.   PROPERTIES.  (Continued)

                             Total Property                  Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date      Costs      Lessee           Payment  Sq. Ft.


Sports City Cafe                            Texas
 Mesquite, TX                             Sports City
 (35%)              12/16/87  $  520,109   Cafe, Ltd.       $ 32,445   $13.10

JEMCARE
 Matlock Avenue
 Arlington, TX      12/16/87  $  603,641  JEMCARE, Inc.     $ 48,703   $ 8.28

Cheddar's Restaurant
 Indianapolis, IN
 (50%)               2/16/88  $  253,747      (1)

Applebee's Restaurant
 Slidell, LA                                Gulf Coast
 (73%)                5/5/93  $  746,465  Restaurants, Inc. $119,214   $35.65

                                            Renaissant
Applebee's Restaurant                       Development
 Victoria, TX        3/22/96  $1,335,555       Corp.        $163,199   $29.78

Caribou Coffee Store                      Caribou Coffee
 Atlanta, GA         8/15/97  $1,247,571   Company, Inc.    $145,576   $34.22


(1) The property was destroyed by fire and the land is listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube, the Sports City Cafe and the Cheddar's restaurant land. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana.

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

ITEM 2.   PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed  of."   The  real  estate  impairment  loss,  which  was
recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1994, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The Cheddar's property was 100 percent occupied until January, 1996.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,449 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1999, twenty-one Limited Partners redeemed a total of 138 Partnership Units for $60,581 in accordance with the Partnership Agreement. In prior years, a total of 128 Limited Partners redeemed 1,393.85 Partnership Units for $990,473. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $14,181 and $15,258 were made to the General Partners and $1,343,317 and $1,349,386 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $750,000 and $734,218 of proceeds from property sales in 1999 and 1998, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $1,097,180 and
$1,040,302, respectively. During the same periods, the Partnership earned investment income of $12,060 and $17,574, respectively. In 1999, rental income increased as the result of deferred income recognized as a result of the sale of the Fuddruckers restaurant and rent increases on nine properties. This increase was offset by a reduction in regular rental income due to the sale of the Fuddruckers restaurant. In 1998, investment income was higher as sale proceeds received in December, 1997 were invested in short-term investments until they were distributed to the Partners in April, 1998.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding book value.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $184,644 and $210,718, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,293 and $49,925, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to a proxy statement and the Waco property.

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances increased $277,233 mainly as a result of cash generated from the sale of two properties. Net Cash provided by operating activities increased from $766,940 in 1998 to $781,096 in 1999 as a result of an increase in income and a decrease in expenses in 1999 which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        Net cash provided by investing activities was $921,742 in 1999, which represented cash flow generated from the sale of real estate.

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

        In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $1,479,000, which resulted in a net gain of approximately $284,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 1999 and 1998, the Partnership distributed $757,576 and $741,635 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $55.12 and $52.78 per Limited Partnership Unit, respectively.

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

        During 1999, twenty-one Limited Partners redeemed a total of 138 Partnership Units for $60,581 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 128 Limited Partners redeemed 1,393.85 Partnership Units for $990,473. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XVI Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1999            1998
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   355,246     $    78,013
  Receivables                                        35,184          35,703
                                                 -----------     -----------
      Total Current Assets                          390,430         113,716
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,773,203       3,474,363
  Buildings and Equipment                         5,408,671       6,341,958
  Accumulated Depreciation                       (1,989,271)     (2,320,311)
                                                 -----------     -----------
                                                  6,192,603       7,496,010
  Real Estate Held for Sale                         486,001         174,747
                                                 -----------     -----------
      Net Investments in Real Estate              6,678,604       7,670,757
                                                 -----------     -----------
          Total Assets                          $ 7,069,034     $ 7,784,473
                                                 ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    54,536     $    64,626
  Distributions Payable                             130,858         138,384
  Deferred Income                                    11,892          22,212
                                                 -----------     -----------
      Total Current Liabilities                     197,286         225,222
                                                 -----------     -----------

DEFERRED INCOME - Net of Current Portion             82,241         177,557

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (61,303)        (55,381)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,468 and 13,606 outstanding in 1999
   and 1998, respectively                         6,850,810       7,437,075
                                                 -----------     -----------
      Total Partners' Capital                     6,789,507       7,381,694
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 7,069,034     $ 7,784,473
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                 1999           1998

INCOME:
  Rent                                      $ 1,097,180      $ 1,040,302
  Investment Income                              12,060           17,574
                                             -----------      -----------
      Total Income                            1,109,240        1,057,876
                                             -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates       184,644          210,718
  Partnership Administration and Property
     Management - Unrelated Parties              28,293           49,925
  Depreciation                                  184,186          199,625
  Real Estate Impairment                         70,000          246,000
                                             -----------      -----------
      Total Expenses                            467,123          706,268
                                             -----------      -----------

OPERATING INCOME                                642,117          351,608

GAIN ON SALE OF REAL ESTATE                     183,775                0
                                             -----------      -----------
NET INCOME                                  $   825,892      $   351,608
                                             ===========      ===========

NET INCOME ALLOCATED:
  General Partners                          $     8,259      $     3,516
  Limited Partners                              817,633          348,092
                                             -----------      -----------
                                            $   825,892      $   351,608
                                             ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,571 and 13,840 weighted average Units outstanding
in 1999 and 1998, respectively)             $     60.25      $     25.15
                                             ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $   825,892    $   351,608

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    184,186        199,625
     Real Estate Impairment                           70,000        246,000
     Gain on Sale of Real Estate                    (183,775)             0
     (Increase) Decrease in Receivables                  519        (12,397)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (10,090)         4,316
     Decrease in Deferred Income                    (105,636)       (22,212)
                                                  -----------    -----------
       Total Adjustments                             (44,796)       415,332
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                       781,096        766,940
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                  921,742              0
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable        (7,526)         1,087
  Distributions to Partners                       (1,356,886)    (1,363,016)
  Redemption Payments                                (61,193)      (162,700)
                                                  -----------    -----------
       Net Cash Used For
          Financing Activities                    (1,425,605)    (1,524,629)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              277,233       (757,689)

CASH AND CASH EQUIVALENTS, beginning of period        78,013        835,702
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   355,246    $    78,013
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                        Limited
                                                      Partnership
                              General    Limited              Units
                              Partners   Partners      Total  Outstanding


BALANCE, December 31, 1997   $(43,639)  $ 8,599,441   $ 8,555,802   13,919.40

  Distributions               (13,630)   (1,349,386)   (1,363,016)

  Redemption Payments          (1,628)     (161,072)     (162,700)    (313.25)

  Net Income                    3,516       348,092       351,608
                              ---------  -----------   -----------  ---------
BALANCE, December 31, 1998    (55,381)    7,437,075     7,381,694   13,606.15

  Distributions               (13,569)   (1,343,317)   (1,356,886)

  Redemption Payments            (612)      (60,581)      (61,193)    (138.00)

  Net Income                    8,259       817,633       825,892
                              ---------  -----------   -----------  ---------
BALANCE, December 31, 1999   $(61,303)  $ 6,850,810   $ 6,789,507   13,468.15
                              =========  ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Real Estate Fund XVI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVI, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 6, 1987 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The offering terminated on November 6, 1987 when the maximum subscription limit of 15,000 Limited Partnership Units ($15,000,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $15,000,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited
     Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     The Partnership owns an 83.6514% interest in the Children's World Daycare Center. The remaining interest is owned by AEI Real Estate Fund 85-B Limited Partnership, an affiliate of the Partnership. The Partnership owns a 35% interest in a Sports City Cafe, a 25% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 73% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 55.0958% interest in a restaurant in Waco, Texas and a 40% interest in the St. Louis Fuddruckers restaurant. The remaining interests in these properties were owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                    1999          1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 184,644      $ 210,718
                                                  =========      =========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                 1999           1998
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses
  included printing costs, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                        $  28,293      $  49,925
                                                =========      =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

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

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1999  are   as
     follows:
                                      Buildings and             Accumulated
Property                      Land      Equipment      Total    Depreciation

Creative Years,
 Houston, TX              $  147,753   $  335,375   $  483,128   $  165,388
Credit Union, Wyoming, MI    166,434      459,805      626,239      228,677
Arby's, Grand Rapids, MI     195,229      457,651      652,880      227,605
Fuddruckers, Omaha, NE       307,913      843,630    1,151,543      496,377
Children's World,
 Sterling Heights, MI        138,133      591,353      729,486      259,631
Jiffy Lube, Dallas, TX        65,918       88,973      154,891       42,771
JEMCARE, Arlington, TX       148,214      302,261      450,475      140,865
JEMCARE, Arlington, TX       323,671      279,970      603,641      128,618
Applebee's, Slidell, LA      278,879      467,586      746,465      103,908
Applebee's, Victoria, TX     379,644      955,911    1,335,555      144,407
Caribou Coffee, Atlanta, GA  621,415      626,156    1,247,571       51,024
                           ----------   ----------   ----------   ----------
                          $2,773,203   $5,408,671   $8,181,874   $1,989,271
                           ==========   ==========   ==========   ==========

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed
     $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding book value.

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611 which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

     In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $1,479,000, which resulted in a net gain of approximately $284,000.

     During 1999 and 1998, the Partnership distributed $757,576 and $741,635 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $55.12 and $52.78 per Limited Partnership Unit, respectively.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000         $   949,743
                       2001             862,588
                       2002             880,347
                       2003             857,275
                       2004             816,520
                       Thereafter     6,369,590
                                     -----------
                                    $10,736,063
                                     ===========

     In 1999 and 1998, the Partnership recognized contingent rents of $17,153 and $16,340, respectively.

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

                   DECEMBER 31, 1999 AND 1998

(5)  Deferred Income - (Continued)

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

     As of December 31, 1999 and 1998, the Partnership had recognized $65,406 and $53,514 of the payment for the Omaha property as income.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1999         1998
      Tenants                        Industry

     Fuddruckers, Inc.              Restaurant      $ 292,959    $ 259,457
     Renaissant Development Corp.   Restaurant        160,177      151,110
     Caribou Coffee Company, Inc.   Restaurant        143,209      142,025
     Gulf Coast Restaurants, Inc.   Restaurant        117,534      113,560
     ARAMARK Educational
         Resources, Inc.            Child Care        108,968      107,205
                                                     ---------    ---------

     Aggregate rent revenue of major tenants        $ 822,847    $ 773,357
                                                     =========    =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    75%          74%
                                                     =========    =========

(7) Partners' Capital -

     Cash distributions of $14,181 and $15,258 were made to the General Partners and $1,343,317 and $1,349,386 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $98.98 and $97.50 per Limited Partnership Unit outstanding using 13,571 and 13,840 weighted average Units in 1999 and 1998, respectively. The distributions represent $55.75 and $13.31 per Unit of Net Income and $43.23 and $84.19 per Unit of return of contributed capital in 1999 and 1998, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7) Partners' Capital - (Continued)

     As part of the Limited Partner distributions discussed above, the Partnership distributed $750,000 and $734,218 of proceeds from property sales in 1999 and 1998, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1999, twenty-one Limited Partners redeemed a total of 138 Partnership Units for $60,581 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, twenty-seven Limited Partners redeemed a total of 313.25 Partnership Units for $161,072. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $846.09 per original $1,000 invested.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1999          1998
     Net Income for Financial
      Reporting Purposes                        $  825,892    $  351,608

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                             9,201         2,082

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                          (111,321)      (27,512)

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                              (864)        1,995

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes               70,000       246,000

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                          (414,382)            0
                                                 ----------    ----------
           Taxable Income to Partners           $  378,526    $  574,173
                                                 ==========    ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  1999          1998

     Partners' Capital for
      Financial Reporting Purposes             $6,789,507    $ 7,381,694

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          452,286        787,467

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                          155,408        266,729

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                            7,771          8,634

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes              1,981,686      1,981,686
                                                ----------    -----------
           Partners' Capital for
              Tax Reporting Purposes           $9,386,658    $10,426,210
                                                ==========    ===========
(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1999                  1998
                                Carrying      Fair    Carrying      Fair
                                 Amount      Value     Amount       Value

     Cash                     $     471   $     471   $    348   $    348
     Money Market Funds         354,775     354,775     77,665     77,665
                               ---------   ---------   ---------  --------
          Total Cash and
            Cash Equivalents  $ 355,246   $ 355,246   $ 78,013   $ 78,013
                               =========   =========   =========  ========

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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (February 6, 1987)
Compensation                 of Compensation          To December 31, 1999

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

General Partners and  Reimbursement at Cost for other       $  487,080
Affiliates            Organization and Offering Costs.

ITEM 12. CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (February 6, 1987)
Compensation                 of Compensation          To December 31, 1999


General Partners and  Reimbursement at Cost for all         $  215,052
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal     $  111,086
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all         $2,666,316
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of  the Fund's properties and all
                      other transfer agency, reporting, partner relations and other administrative functions.

General Partners      15% of distribution of Net Proceeds   $   36,412
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6% cumulative return to Limited Partners. The General
                      Partners will receive only 1% of
                      distributions of Net Proceeds
                      of Sale until the Limited Partners have
                      received an amount equal to: (a) their
                      Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded, less (c) all previous cash distributions to the Limited
                      Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.

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

               10.4  Purchase  Agreement  dated
                     March 24, 1999 between the Partnership,  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Tom  Salome relating to the property at 1812
                     North   Valley  Mills  Drive,  Waco,   Texas
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on July 30, 1999).

               10.5  Purchase  Agreement  dated
                     February  4,  1999 between the  Partnership,
                     AEI  Real Estate Fund XV Limited Partnership
                     and   Elizabeth  Cockrum  relating  to   the
                     property  at 2175 Barrett Station Road,  St.
                     Louis, Missouri (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on June 21, 1999).

               10.6  Amendment   to   Purchase
                     Agreement  dated  May 19, 1999  between  the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership and  Elizabeth  Cockrum
                     relating  to  the property at  2175  Barrett
                     Station    Road,    St.   Louis,    Missouri
                     (incorporated by reference to  Exhibit  10.2
                     of Form 8-K filed with the Commission on June 21, 1999).

               10.7  Purchase  Agreement  dated
                     November  19,  1999 between the  Partnership
                     and  Boulevard  East, LLC  relating  to  the
                     property   at   1275  Johnson  Ferry   Road,
                     Marietta,    Georgia    (incorporated     by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on February 10, 2000).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A. Exhibits -
                                  Description

             27   Financial Data Schedule for
                  year ended December 31, 1999.

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

                            AEI REAL ESTATE FUND XVI
                            Limited Partnership
                            By: AEI Fund Management XVI, Inc.
                                Its Managing General Partner


March 10, 2000              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Title                  Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)