Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2000-05-12
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                         2000         1999
CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 1,837,447  $   355,246
  Receivables                                             23,484       35,184
                                                      -----------  -----------
      Total Current Assets                             1,860,931      390,430
                                                      -----------  -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 2,151,788    2,773,203
  Buildings and Equipment                              4,782,515    5,408,671
  Accumulated Depreciation                            (1,975,273)  (1,989,271)
                                                      -----------  -----------
                                                       4,959,030    6,192,603
  Real Estate Held for Sale                              486,001      486,001
                                                      -----------  -----------
      Net Investments in Real Estate                   5,445,031    6,678,604
                                                      -----------  -----------
          Total Assets                               $ 7,305,962  $ 7,069,034
                                                      ===========  ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $    25,959  $    54,536
  Distributions Payable                                  397,472      130,858
  Deferred Income                                         22,995       11,892
                                                      -----------  -----------
      Total Current Liabilities                          446,426      197,286
                                                      -----------  -----------

DEFERRED INCOME - Net of Current Portion                  79,268       82,241

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                       (61,395)     (61,303)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,468 outstanding                                  6,841,663    6,850,810
                                                      -----------  -----------
      Total Partners' Capital                          6,780,268    6,789,507
                                                      -----------  -----------
        Total Liabilities and Partners' Capital      $ 7,305,962  $ 7,069,034
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2000            1999

INCOME:
   Rent                                         $   217,497     $   261,166
   Investment Income                                 17,416             756
                                                 -----------     -----------
        Total Income                                234,913         261,922
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           51,153          52,114
   Partnership Administration and Property
      Management - Unrelated Parties                 20,291          14,671
   Depreciation                                      38,816          48,069
                                                 -----------     -----------
        Total Expenses                              110,260         114,854
                                                 -----------     -----------

OPERATING INCOME                                    124,653         147,068

GAIN ON SALE OF REAL ESTATE                         279,242               0
                                                 -----------     -----------
NET INCOME                                      $   403,895     $   147,068
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     4,039     $     1,471
   Limited Partners                                 399,856         145,597
                                                 -----------     -----------
                                                $   403,895     $   147,068
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,468 and 13,606 weighted average Units
outstanding in 2000 and 1999, respectively)     $     29.69     $     10.70
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   403,895   $   147,068

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                        38,816        48,069
     Gain on Sale of Real Estate                       (279,242)            0
     Decrease in Receivables                             11,700        15,339
     Decrease in Payable to
        AEI Fund Management, Inc.                       (28,577)      (39,554)
     Increase in Deferred Income                          8,130        15,341
                                                     -----------   -----------
        Total Adjustments                              (249,173)       39,195
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            154,722       186,263
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                  1,473,999             0
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    266,614         1,066
   Distributions to Partners                           (413,134)     (154,616)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (146,520)     (153,550)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,482,201        32,713

CASH AND CASH EQUIVALENTS, beginning of period          355,246        78,013
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,837,447   $   110,726
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                            General      Limited                    Units
                            Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(55,381)  $7,437,075   $7,381,694    13,606.15

  Distributions               (1,546)    (153,070)    (154,616)

  Net Income                   1,471      145,597      147,068
                             ---------  ----------   ----------  -----------
BALANCE, March 31, 1999     $(55,456)  $7,429,602   $7,374,146    13,606.15
                             =========  ==========   ==========  ===========


BALANCE, December 31, 1999  $(61,303)  $6,850,810   $6,789,507    13,468.15

  Distributions               (4,131)    (409,003)    (413,134)

  Net Income                   4,039      399,856      403,895
                             ---------  ----------   ----------  -----------
BALANCE, March 31, 2000     $(61,395)  $6,841,663   $6,780,268    13,468.15
                             =========  ==========   ==========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.
</PAGE

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owned a 55.0958% interest in a restaurant in Waco, Texas. In December, 1997, the restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding book value.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611 which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

     In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,473,999, which resulted in a net gain of $279,242. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

     In June, 1999, the Partnership distributed $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $55.12 per Limited Partnership Unit. In March, 2000, the Partnership distributed $252,525 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $18.37 per Limited Partnership Unit. The remainder of the sale proceeds will be distributed in future periods.

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

     As of March 31, 2000 and December 31, 1999, the Partnership had recognized $68,379 and $65,406 of the payment for the Omaha property as income. The remaining deferred income of $11,103 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $217,497 and $261,166, respectively. During the same periods, the Partnership earned investment income of $17,416 and $756, respectively. In 2000, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        The Partnership owned a 55.0958% interest in a restaurant in Waco, Texas. In December, 1997, the restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.


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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $19,197 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding book value.

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

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $51,153 and $52,114, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,291 and $14,671, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 5% based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $1,482,201 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities decreased from $186,263 in 1999 to $154,722 in 2000 mainly as a result of a decrease in income and an increase in expenses in 2000.

        In the first three months of 2000, net cash provided by investing activities was $1,473,999, which represented cash flow generated from the sale of real estate.

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

        In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,473,999, which resulted in a net gain of $279,242. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

       In June, 1999, the Partnership distributed $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $55.12 per Limited Partnership Unit. In March, 2000, the Partnership distributed $252,525 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $18.37 per Limited Partnership Unit. The remainder of the sale proceeds will be distributed in future periods.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first three months of 2000, distributions were higher when compared to the same period in 1999, due to the distribution of sale proceeds in March, 2000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          10.1  Occupancy  Agreement dated  February
                17,  2000  between  the  Partnership,  AEI
                Real     Estate    Fund    XVII    Limited
                Partnership,  Nick  Mehmeti   and   Duncan
                Burch  relating  to the property  at  3808
                Towne    Crossing   Boulevard,   Mesquite,
                Texas.

          10.2  Purchase  Agreement dated  April  5,
                2000  between  the Partnership,  AEI  Real
                Estate   Fund  XVII  Limited  Partnership,
                Nick Mehmeti and Duncan Burch relating  to
                the   property  at  3808  Towne   Crossing
                Boulevard, Mesquite, Texas.

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form  8-K  -
                During the quarter ended March  31,
                2000, the Partnership filed a  Form
                8-K   dated   February   10,   2000
                reporting  the disposition  of  the
                Caribou   Coffee   restaurant    in
                Marietta, Georgia.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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