Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2000-08-14
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000            1999
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,605,051     $   355,246
  Receivables                                          9,653          35,184
                                                  -----------     -----------
      Total Current Assets                         1,614,704         390,430
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             2,151,788       2,773,203
  Buildings and Equipment                          4,782,515       5,408,671
  Accumulated Depreciation                        (2,012,299)     (1,989,271)
                                                  -----------     -----------
                                                   4,922,004       6,192,603
  Real Estate Held for Sale                          486,001         486,001
                                                  -----------     -----------
      Net Investments in Real Estate               5,408,005       6,678,604
                                                  -----------     -----------
          Total Assets                           $ 7,022,709     $ 7,069,034
                                                  ===========     ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    34,063     $    54,536
  Distributions Payable                              228,626         130,858
  Earnest Money Deposit                               17,535               0
  Deferred Income                                     24,045          11,892
                                                  -----------     -----------
      Total Current Liabilities                      304,269         197,286
                                                  -----------     -----------

DEFERRED INCOME - Net of Current Portion              76,295          82,241

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (62,776)        (61,303)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,468 outstanding                            6,704,921       6,850,810
                                                  -----------     -----------
      Total Partners' Capital                      6,642,145       6,789,507
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $ 7,022,709     $ 7,069,034
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/00       6/30/99     6/30/00       6/30/99

INCOME:
   Rent                     $ 191,329      $ 345,987    $ 408,826   $ 607,153
   Investment Income           23,214          3,512       40,630       4,268
                             ---------      ---------    ---------   ---------
        Total Income          214,543        349,499      449,456     611,421
                             ---------      ---------    ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                 44,328         45,109       95,481      97,223
   Partnership Administration
    and Property Management -
    Unrelated Parties          12,486          4,382       32,777      19,053
   Depreciation                37,026         47,121       75,842      95,190
                             ---------      ---------    ---------   ---------
        Total Expenses         93,840         96,612      204,100     211,466
                             ---------      ---------    ---------   ---------

OPERATING INCOME              120,703        252,887      245,356     399,955

GAIN (LOSS) ON SALE
   OF REAL ESTATE              (5,495)       183,775      273,747     183,775
                             ---------      ---------    ---------   ---------
NET INCOME                  $ 115,208      $ 436,662    $ 519,103   $ 583,730
                             =========      =========    =========   =========

NET INCOME ALLOCATED:
   General Partners         $   1,153      $   4,366    $   5,192   $   5,837
   Limited Partners           114,055        432,296      513,911     577,893
                             ---------      ---------    ---------   ---------
                            $ 115,208      $ 436,662    $ 519,103   $ 583,730
                             =========      =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (13,468 and 13,606 weighted average
 Units outstanding in 2000 and 1999,
 respectively)              $    8.47      $   31.77    $   38.16   $   42.47
                             =========      =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   519,103   $   583,730

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       75,842        95,190
     Gain on Sale of Real Estate                      (273,747)     (183,775)
     Decrease in Receivables                            25,531        16,506
     Decrease in Payable to
        AEI Fund Management, Inc.                      (20,473)      (28,799)
     Increase (Decrease) in Deferred Income              6,207       (76,682)
                                                    -----------   -----------
        Total Adjustments                             (186,640)     (177,560)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           332,463       406,170
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Earnest Money Deposit                    17,535             0
   Proceeds from Sale of Real Estate                 1,468,504       921,742
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                         1,486,039       921,742
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    97,768       758,755
   Distributions to Partners                          (666,465)   (1,066,808)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (568,697)     (308,053)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,249,805     1,019,859

CASH AND CASH EQUIVALENTS, beginning of  period        355,246        78,013
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,605,051   $ 1,097,872
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $ (55,381)  $ 7,437,075   $ 7,381,694    13,606.15

  Distributions               (10,668)   (1,056,140)   (1,066,808)

  Net Income                    5,837       577,893       583,730
                             ---------   -----------   -----------   ----------
BALANCE, June 30, 1999      $(60,212)   $ 6,958,828   $ 6,898,616    13,606.15
                             =========   ===========   ===========   ==========


BALANCE, December 31, 1999  $(61,303)   $ 6,850,810   $ 6,789,507    13,468.15

  Distributions               (6,665)      (659,800)     (666,465)

  Net Income                   5,192        513,911       519,103
                             ---------   -----------   -----------   ----------
BALANCE, June 30, 2000      $(62,776)   $ 6,704,921   $ 6,642,145    13,468.15
                             =========   ===========   ===========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $9,545 to $9,652. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property for approximately $949,000.

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

     In April, 2000, the Partnership received an earnest money deposit from the buyer of $17,535. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $311,600, which resulted in a net gain of approximately $400.

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

     In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,473,999, which resulted in a net gain of $279,242. In the second quarter of 2000, $5,495 of additional sale expenses were recognized which resulted in a total net gain of $273,747. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

     During the first six months of 2000 and 1999, the Partnership distributed $309,893 and $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $22.78 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

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

     As of March 31, 1999, the Partnership had recognized $49,020 of the payment for the St. Louis property as income. On June 16, 1999, the Partnership sold the St. Louis property and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income related to that property of $91,164 in the second quarter of 1999.

     As of June 30, 2000 and December 31, 1999, the Partnership had recognized $71,352 and $65,406 of the payment for the Omaha property as income. The remaining deferred income of $12,153 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $408,826 and $607,153, respectively. During the same periods, the Partnership earned investment income of $40,630 and $4,268, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant in St. Louis, Missouri, discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $9,545 to $9,652. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property for approximately $949,000.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

        In April, 2000, the Partnership received an earnest money deposit from the buyer of $17,535. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of
approximately  $311,600,  which  resulted  in  a  net   gain   of
approximately $400.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $95,481 and $97,223, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,777 and $19,053, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 9% based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $1,249,805 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities decreased from $406,170 in 1999 to $332,463 in 2000 as a result of a decrease in income and an increase in expenses in 2000, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        In the first six months of 2000 and 1999, net cash provided by investing activities was $1,486,039 and $921,742, respectively, which represented cash flow generated from the sale of real estate.

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

        In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,473,999, which resulted in a net gain of $279,242. In the second quarter of 2000, $5,495 of additional sale expenses were recognized which resulted in a total net gain of $273,747. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

        During the first six months of 2000 and 1999, the Partnership distributed $309,893 and $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $22.78 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first six months of 2000, distributions were lower when compared to the same period in 1999 because more sales proceeds were distributed in 1999.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          10.1  Occupancy  Agreement dated  February
                17,  2000  between  the  Partnership,  AEI
                Real     Estate    Fund    XVII    Limited
                Partnership,  Nick  Mehmeti   and   Duncan
                Burch  relating  to the property  at  3808
                Towne  Crossing Boulevard, Mesquite, Texas
                (incorporated  by  reference  to   Exhibit
                10.1   of  Form  10-QSB  filed  with   the
                Commission on May 12, 2000).

          10.2  Purchase  Agreement dated  April  5,
                2000  between  the Partnership,  AEI  Real
                Estate   Fund  XVII  Limited  Partnership,
                Nick Mehmeti and Duncan Burch relating  to
                the   property  at  3808  Towne   Crossing
                Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.2 of Form 10-
                QSB  filed with the Commission on May  12,
                2000).

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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