Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2000-11-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Quarter Ended:  September 30,2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000            1999
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,763,270    $   355,246
  Receivables                                          28,078         35,184
                                                   -----------    -----------
      Total Current Assets                          1,791,348        390,430
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,151,788      2,773,203
  Buildings and Equipment                           4,782,515      5,408,671
  Accumulated Depreciation                         (2,049,326)    (1,989,271)
                                                   -----------    -----------
                                                    4,884,977      6,192,603
  Real Estate Held for Sale                           174,747        486,001
                                                   -----------    -----------
      Net Investments in Real Estate                5,059,724      6,678,604
                                                   -----------    -----------
          Total Assets                            $ 6,851,072    $ 7,069,034
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    49,480    $    54,536
  Distributions Payable                               228,626        130,858
  Deferred Income                                      22,995         11,892
                                                   -----------    -----------
      Total Current Liabilities                       301,101        197,286
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion               73,322         82,241

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (64,432)       (61,303)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,468 outstanding                             6,541,081      6,850,810
                                                   -----------    -----------
      Total Partners' Capital                       6,476,649      6,789,507
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 6,851,072    $ 7,069,034
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/00       9/30/99     9/30/00 9/30/99

INCOME:
   Rent                     $186,244      $234,474   $595,070    $841,627
   Investment Income          25,915         3,757     66,545       8,025
                             --------      --------   --------    --------
        Total Income         212,159       238,231    661,615     849,652
                             --------      --------   --------    --------

EXPENSES:
   Partnership Administration-
     Affiliates               60,783        43,706    156,264     140,929
   Partnership Administration
     and Property Management -
     Unrelated Parties        27,142         5,471     59,919      24,524
   Depreciation               37,027        44,498    112,869     139,688
                             --------      --------   --------    --------
        Total Expenses       124,952        93,675    329,052     305,141
                             --------      --------   --------    --------

OPERATING INCOME              87,207       144,556    332,563     544,511

GAIN ON SALE OF REAL ESTATE      628             0    274,375     183,775
                             --------      --------   --------    --------
NET INCOME                  $ 87,835      $144,556   $606,938    $728,286
                             ========      ========   ========    ========

NET INCOME ALLOCATED:
   General Partners         $    877      $  1,446   $  6,069    $  7,283
   Limited Partners           86,958       143,110    600,869     721,003
                             --------      --------   --------    --------
                            $ 87,835      $144,556   $606,938    $728,286
                             ========      ========   ========    ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (13,468 and 13,606 weighted average
   Units outstanding in 2000 and 1999,
   respectively)            $   6.46      $  10.52   $  44.62    $  52.99
                             ========      ========   ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                    $   606,938   $   728,286

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      112,869       139,688
     Gain on Sale of Real Estate                      (274,375)     (183,775)
     Decrease in Receivables                             7,106        16,506
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,056)      (21,778)
     Increase (Decrease) in Deferred Income              2,184      (100,845)
                                                    -----------   -----------
        Total Adjustments                             (157,272)     (150,204)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           449,666       578,082
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 1,780,386       921,742
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         97,768        (7,463)
   Distributions to Partners                          (919,796)   (1,211,848)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (822,028)   (1,219,311)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              1,408,024       280,513

CASH AND CASH EQUIVALENTS, beginning of period         355,246        78,013
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,763,270   $   358,526
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners      Total    Outstanding


BALANCE, December 31, 1998   $(55,381)   $7,437,075   $7,381,694    13,606.15

  Distributions               (12,118)   (1,199,730)  (1,211,848)

  Net Income                    7,283       721,003      728,286
                              --------    ----------   ----------  ----------
BALANCE, September 30, 1999  $(60,216)   $6,958,348   $6,898,132    13,606.15
                              ========    ==========   ==========  ==========


BALANCE, December 31, 1999   $(61,303)   $6,850,810   $6,789,507    13,468.15

  Distributions                (9,198)     (910,598)    (919,796)

  Net Income                    6,069       600,869      606,938
                              --------    ----------   ----------  ----------
BALANCE, September 30, 2000  $(64,432)   $6,541,081   $6,476,649    13,468.15
                              ========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $960,000, which resulted in a net gain of approximately $330,000.

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. The Partnership's share of the gross sale proceeds was $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building were classified as Real Estate Held for Sale.

     On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

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

     In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,468,504, which resulted in a net gain of $273,747. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC has closed the restaurant and the Partnership anticipates that the Lease will be rejected and that possession of the property will be returned to the Partnership. At September 30, 2000, the Partnership has not collected $27,200 in rent from RDC, of which $8,774 has not been accrued due to the uncertainty of collection. The amount of $18,426, which has been accrued, represents the rent from the date which RDC filed for reorganization through September 30, 2000.

     During the first nine months of 2000 and 1999, the Partnership distributed $442,414 and $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $32.52 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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

     As  of  September  30,  2000  and  December  31,  1999,  the
     Partnership had recognized $74,325 and $65,406 of the payment for the Omaha property as income. The remaining deferred income of $11,103 was prepaid rent related to certain other Partnership properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $595,070 and $841,627, respectively. During the same periods, the Partnership earned investment income of $66,545 and $8,025, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant in St. Louis, Missouri, discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $960,000, which resulted in a net gain of approximately $330,000.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. The Partnership's share of the gross sale proceeds was $315,000. In the fourth quarter of 1999, a charge to operations of $70,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $381,254 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building were classified as Real Estate Held for Sale.

        On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC has closed the restaurant and the Partnership anticipates that the Lease will be rejected and that possession of the property will be returned to the Partnership. At September 30, 2000, the Partnership has not collected $27,200 in rent from RDC, of which $8,774 has not been accrued due to the uncertainty of collection. The amount of $18,426, which has been accrued, represents the rent from the date which RDC filed for reorganization through September 30, 2000.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $156,264 and $140,929, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,919 and $24,524, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 9% based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $1,408,024 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities decreased from $578,082 in 1999 to $449,666 in 2000 as a result of a decrease in income and an increase in expenses in 2000, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        In the first nine months of 2000 and 1999, net cash provided by investing activities was $1,780,386 and $921,742, respectively, which represented cash flow generated from the sale of real estate.

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

        In November, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,468,504, which resulted in a net gain of $273,747. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 2000 and 1999, the Partnership distributed $442,414 and $757,576 of net sale proceeds to the Limited Partners and General Partners, which represented a return of capital of $32.52 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first nine months of 2000, distributions were lower when compared to the same period in 1999 because more sales proceeds were distributed in 1999.

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

        On October 1, 2000, sixteen Limited Partners redeemed a total of 97.5 Partnership Units for $37,740 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 149 Limited Partners redeemed 1,531.85 Partnership Units for $1,051,053. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          10.1   Asset   Purchase  Agreement   dated
                 September    18,    2000    between    the
                 Partnership,  AEI Real Estate  Fund  XVIII
                 Limited  Partnership, and  Southern  River
                 Restaurants  LLC relating to the  property
                 at   850   I-10  Service  Road,   Slidell,
                 Louisiana.

          27     Financial Data Schedule  for  period
                 ended September 30, 2000.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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