Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2001-03-30
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $821,701.

As of February 28, 2001, there were 13,368.65 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,368,650.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611, which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $158,131, which resulted in a net gain of $5,441. At the time of sale, the cost and related accumulated depreciation was $353,285 and $200,595, respectively.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

        In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believes the City of Omaha has undervalued the land and is currently negotiating to receive additional proceeds.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $68,000 in 2000. This amount was not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Victoria property was approximately $800,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $353,062 was recognized, which is the difference between the book value at December 31, 2000 of $1,153,062 and the estimated fair value of $800,000. The charge was recorded against the cost of the building and equipment.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000.

Major Tenants

        During 2000, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 76% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. However, the tenant in the Applebee's restaurant in Slidell, Louisiana will not continue to be a major tenant since the property was sold in October, 2000. Also, the tenant in the Applebee's restaurant in Victoria, Texas will not continue to be a major tenant since they vacated the property. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                               Total Property               Annual    Annual
                     Purchase   Acquisition                 Lease     Rent Per
Property               Date         Costs      Lessee       Payment   Sq. Ft.

Creative Years Early                        Creative Years
Learning Center                             Early Learning
 Houston, TX         4/8/87    $  483,128    Centers, Inc.   $ 43,899  $ 6.38

Grand Rapids Teachers                        Grand Rapids
Credit Union                                   Teachers
 Wyoming, MI         5/1/87    $  626,240    Credit Union    $ 34,506  $ 9.99

Arby's Restaurant                               RTM Mid-
 Grand Rapids, MI    5/1/87    $  652,880     America, Inc.  $ 24,000  $ 6.89

Fuddruckers Restaurant
 Omaha, NE         11/16/87    $1,103,787  Fuddruckers, Inc. $ 91,995  $13.27

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                       Total Property           Annual
                PurchaseAcquisition             Lease  Annual Rent
Property          Date     Costs      Lessee   Payment Per Sq. Ft.

Children's World
Daycare Center                                 ARAMARK
 Sterling Heights, MI                        Educational
 (83.6514%)        11/25/87    $  729,486  Resources, Inc.   $114,199  $22.09

Jiffy Lube Auto Care Center
 Dallas, TX                                Jiffy Lube of
 (25%)             12/10/87    $  154,892  Maryland, Inc.    $ 21,822  $32.70

JEMCARE
 Arkansas Lane
 Arlington, TX     12/10/87    $  450,475  JEMCARE, Inc.     $ 43,125  $ 8.56

JEMCARE
 Matlock Avenue
 Arlington, TX     12/16/87    $  603,641  JEMCARE, Inc.     $ 50,164  $ 8.53

Cheddar's Restaurant
 Indianapolis, IN
 (50%)              2/16/88    $  253,747      (1)

Applebee's Restaurant
 Victoria, TX       3/22/96    $1,335,555      (2)

(1) The property was destroyed by fire and the land is listed for sale.
(2) The property is vacant and listed for sale or lease.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World Daycare Center. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube and the Cheddar's restaurant land.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Creative Years daycare center (13 years) and the Arby's (15 years). Most of the Leases have renewal options which may extend the Lease term an additional 9 to 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied except for the properties discussed below. The Cheddar's property was 100% occupied until January, 1996. The Applebee's was 100% occupied until August, 2000.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,444 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, sixteen Limited Partners redeemed a total of
97.5 Partnership Units for $37,740 in accordance with the Partnership Agreement. In prior years, a total of 149 Limited Partners redeemed 1,531.85 Partnership Units for $1,051,054. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $12,112 and $14,181 were made to the General Partners and $1,161,405 and $1,343,317 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $632,919 and $750,000 of proceeds from property sales in 2000 and 1999, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $716,615 and $1,097,180, respectively. During the same periods, the Partnership earned investment income of $105,086 and $12,060, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant in St. Louis, Missouri, discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $68,000 in 2000. This amount was not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Victoria property was approximately $800,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $353,062 was recognized, which is the difference between the book value at December 31, 2000 of $1,153,062 and the estimated fair value of $800,000. The charge was recorded against the cost of the building and equipment.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $209,235 and $184,644, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,499 and $28,293, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2000, when compared to 1999, is the result of expenses incurred in 2000 related to the Applebee's restaurants, the Sports City Cafe restaurant and the easement on the Fuddruckers property in Omaha, Nebraska.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 9%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $2,484,513 mainly as a result of cash generated from the sale of property. Net Cash provided by operating activities decreased from $781,096 in 1999 to $640,526 in 2000 as a result of a decrease in income and an increase in expenses in 2000 which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  the years ended December 31, 2000 and  1999,  net
cash   provided  by  investing  activities  was  $2,957,209   and
$921,742, respectively, which represented cash flow generated from the sale of real estate.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611, which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $158,131, which resulted in a net gain of $5,441. At the time of sale, the cost and related accumulated depreciation was $353,285 and $200,595, respectively.

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

        In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believes the City of Omaha has undervalued the land and is currently negotiating to receive additional proceeds.

       During 2000 and 1999, the Partnership distributed $639,312 and $757,576 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $47.10 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2000, distributions were lower when compared to 1999 because more sales proceeds were distributed in 1999.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2000, sixteen Limited Partners redeemed a total of
97.5 Partnership Units for $37,740 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 149 Limited Partners redeemed 1,531.85 Partnership Units for $1,051,054. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XVI Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                 Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2000          1999
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,839,759   $   355,246
  Receivables                                        10,525        35,184
                                                 -----------   -----------
      Total Current Assets                        2,850,284       390,430
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,825,154     2,773,203
  Buildings and Equipment                         3,961,868     5,408,671
  Accumulated Depreciation                       (1,966,858)   (1,989,271)
                                                 -----------   -----------
                                                  3,820,164     6,192,603
  Real Estate Held for Sale                          50,000       486,001
                                                 -----------   -----------
      Net Investments in Real Estate              3,870,164     6,678,604
                                                 -----------   -----------
          Total Assets                          $ 6,720,448   $ 7,069,034
                                                 ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   124,238   $    54,536
  Distributions Payable                             228,893       130,858
  Deferred Income                                    26,982        11,892
                                                 -----------   -----------
      Total Current Liabilities                     380,113       197,286
                                                 -----------   -----------

DEFERRED INCOME - Net of Current Portion             70,349        82,241

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (66,498)      (61,303)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,371 and 13,468 outstanding in 2000
   and 1999, respectively                         6,336,484     6,850,810
                                                 -----------   -----------
      Total Partners' Capital                     6,269,986     6,789,507
                                                 -----------   -----------
        Total Liabilities and Partners' Capital $ 6,720,448   $ 7,069,034
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                      2000         1999

INCOME:
  Rent                                            $   716,615  $ 1,097,180
  Investment Income                                   105,086       12,060
                                                   -----------  -----------
      Total Income                                    821,701    1,109,240
                                                   -----------  -----------

EXPENSES:
  Partnership Administration - Affiliates             209,235      184,644
  Partnership Administration and Property
     Management - Unrelated Parties                    69,499       28,293
  Depreciation                                        146,648      184,186
  Real Estate Impairment                              477,809       70,000
                                                   -----------  -----------
      Total Expenses                                  903,191      467,123
                                                   -----------  -----------

OPERATING INCOME (LOSS)                               (81,490)     642,117

GAIN ON SALE OF REAL ESTATE                           773,226      183,775
                                                   -----------  -----------
NET INCOME                                        $   691,736  $   825,892
                                                   ===========  ===========

NET INCOME ALLOCATED:
  General Partners                                $     6,917  $     8,259
  Limited Partners                                    684,819      817,633
                                                   -----------  -----------
                                                  $   691,736  $   825,892
                                                   ===========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,444 and 13,571 weighted average Units outstanding
in 2000 and 1999, respectively)                   $     50.94  $     60.25
                                                   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   691,736   $   825,892

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      146,648       184,186
     Real Estate Impairment                            477,809        70,000
     Gain on Sale of Real Estate                      (773,226)     (183,775)
     Decrease in Receivables                            24,659           519
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.                        69,702       (10,090)
     Increase (Decrease) in Deferred Income              3,198      (105,636)
                                                    -----------   -----------
       Total Adjustments                               (51,210)      (44,796)
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         640,526       781,096
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                  2,957,209       921,742
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          98,035        (7,526)
  Distributions to Partners                         (1,173,136)   (1,356,886)
  Redemption Payments                                  (38,121)      (61,193)
                                                    -----------   -----------
       Net Cash Used For
          Financing Activities                      (1,113,222)   (1,425,605)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            2,484,513       277,233

CASH AND CASH EQUIVALENTS, beginning of period         355,246        78,013
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,839,759   $   355,246
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General     Limited                     Units
                             Partners    Partners       Total     Outstanding


BALANCE, December 31, 1998  $(55,381)  $7,437,075   $7,381,694     13,606.15

  Distributions              (13,569)  (1,343,317)  (1,356,886)

  Redemption Payments           (612)     (60,581)     (61,193)      (138.00)

  Net Income                   8,259      817,633      825,892
                             ---------  ----------   ----------   -----------
BALANCE, December 31, 1999   (61,303)   6,850,810    6,789,507     13,468.15

  Distributions              (11,731)  (1,161,405)  (1,173,136)

  Redemption Payments           (381)     (37,740)     (38,121)       (97.50)

  Net Income                   6,917      684,819      691,736
                             ---------  ----------   ----------   -----------
BALANCE, December 31, 2000  $(66,498)  $6,336,484   $6,269,986     13,370.65
                             =========  ==========   ==========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The Partnership owns an 83.6514% interest in a Children's World Daycare Center. The remaining interest in this property is owned by AEI Real Estate Fund 85-B Limited Partnership, an affiliate of the Partnership. The Partnership owns a 25% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 35% interest in a Sports City Cafe. The remaining interest in this property was owned by AEI Real Estate Fund XVII Limited Partnership. The Partnership owned a 73% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 55.0958% interest in a restaurant in Waco, Texas and a 40% interest in the St. Louis Fuddruckers restaurant. The remaining interests in these properties were owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                     Total Incurred by the Partnership
                                      for the Years Ended December 3l

                                                  2000         1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 209,235     $ 184,644
                                                ========      ========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

                                       Total Incurred by the Partnership
                                        for the Years Ended December 3l

                                                   2000         1999
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  69,499     $  28,293
                                                ========      ========

c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  15,030     $   1,629
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE properties (10 years), the Credit Union (11 years), the Creative Years daycare center (13 years) and the Arby's (15 years). Most of the Leases contain renewal options which may extend the Lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Creative Years daycare center was constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Applebee's restaurant in Victoria, Texas was constructed in 1996. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Victoria Applebee's restaurant which was acquired in 1996. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2000  are   as
     follows:
                                     Buildings and         Accumulated
Property                       Land    Equipment    Total  Depreciation

Creative Years,
 Houston, TX              $  147,753  $  335,375  $  483,128  $  175,242
Credit Union, Wyoming, MI    166,434     459,806     626,240     242,011
Arby's, Grand Rapids, MI     195,229     457,651     652,880     240,877
Fuddruckers, Omaha, NE       260,157     843,630   1,103,787     515,804
Children's World,
 Sterling Heights, MI        138,133     591,353     729,486     278,188
Jiffy Lube, Dallas, TX        65,919      88,973     154,892      45,344
JEMCARE, Arlington, TX       148,214     302,261     450,475     149,853
JEMCARE, Arlington, TX       323,671     279,970     603,641     137,046
Applebee's, Victoria, TX     379,644     602,849     982,493     182,493
                           ----------  ----------  ----------  ----------
                          $1,825,154  $3,961,868  $5,787,022  $1,966,858
                           ==========  ==========  ==========  ==========


     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers restaurant in St. Louis, Missouri to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $763,611, which resulted in a net gain of $178,334. At the time of sale, the cost and related accumulated depreciation was $761,053 and $175,776, respectively.

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $158,131, which resulted in a net gain of $5,441. At the time of sale, the cost and related accumulated depreciation was $353,285 and $200,595, respectively.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

     In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believes the City of Omaha has undervalued the land and is currently negotiating to receive additional proceeds.

     During 2000 and 1999, the Partnership distributed $639,312 and $757,576 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $47.10 and $55.12 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $68,000 in 2000. This amount was not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Victoria property was approximately $800,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $353,062 was recognized, which is the difference between the book value at December 31, 2000 of $1,153,062 and the estimated fair value of $800,000. The charge was recorded against the cost of the building and equipment.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately
     $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001           $  297,835
                       2002              253,718
                       2003              221,758
                       2004              175,186
                       2005              175,186
                       Thereafter        301,401
                                       ----------
                                      $1,425,084
                                       ==========

     In 2000 and 1999, the Partnership recognized contingent rents of $10,525 and $17,153, respectively.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Deferred Income - (Continued)

     As of December 31, 2000 and 1999, the Partnership had recognized $77,298 and $65,406 of the payment for the Omaha property as income. The remaining deferred income of
     $15,090   was   prepaid  rent  related  to   certain   other
     Partnership properties.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2000        1999
      Tenants                      Industry

     Fuddruckers, Inc.             Restaurant   $ 143,701   $ 292,959
     ARAMARK Educational
       Resources, Inc.             Child Care     111,692     108,968
     Gulf Coast Restaurants, Inc.  Restaurant      98,762     117,534
     Renaissant Development Corp.  Restaurant      95,199     160,177
     JEMCARE, Inc.                 Child Care      93,289         N/A
     Caribou Coffee Company, Inc.  Restaurant           0     143,209
                                                 ---------   ---------

     Aggregate rent revenue of major tenants    $ 542,643   $ 822,847
                                                 =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                76%         75%
                                                 =========   =========

(7) Partners' Capital -

     Cash distributions of $12,112 and $14,181 were made to the General Partners and $1,161,405 and $1,343,317 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $86.39 and $98.98 per Limited Partnership Unit outstanding using 13,444 and 13,571 weighted average Units in 2000 and 1999, respectively. The distributions represent $48.12 and $55.75 per Unit of Net Income and $38.27 and $43.23 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $632,919 and $750,000 of proceeds from property sales in 2000 and 1999, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7) Partners' Capital - (Continued)

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2000, sixteen Limited Partners redeemed a  total  of
     97.5 Partnership Units for $37,740 in accordance with the Partnership Agreement The Partnership acquired these Units using Net Cash Flow from operations. In 1999, twenty-one Limited Partners redeemed a total of 138 Partnership Units for $60,581. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $804.92 per original $1,000 invested.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2000       1999
     Net Income for Financial
      Reporting Purposes                 $  691,736  $ 825,892

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      7,168      9,201

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                     57,167   (111,321)

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                     12,280       (864)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes       477,809     70,000

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                   (119,582)  (414,382)
                                          ----------  ---------
           Taxable Income to Partners    $1,126,578  $ 378,526
                                          ==========  =========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2000         1999

     Partners' Capital for
      Financial Reporting Purposes          $6,269,986    $6,789,507

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                       817,681       452,286

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                       212,575       155,408

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                        20,050         7,771

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes           1,981,686     1,981,686
                                             ----------    ----------
           Partners' Capital for
              Tax Reporting Purposes        $9,301,978    $9,386,658
                                             ==========    ==========
(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2000                     1999
                          Carrying      Fair       Carrying      Fair
                           Amount       Value       Amount       Value

     Cash                $       339  $       339  $     471  $     471
     Money Market Funds    2,839,420    2,839,420    354,775    354,775
                          -----------  -----------  ---------  ---------
      Total Cash and
        Cash Equivalents $ 2,839,759  $ 2,839,759  $ 355,246  $ 355,246
                          ===========  ===========  =========  =========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVI, Inc.            2            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method      Inception (February 6, 1987)
Compensation                 of Compensation           To December 31, 2000

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

General Partners and  Reimbursement at Cost for other       $  487,080
Affiliates            Organization and Offering Costs.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method      Inception (February 6, 1987)
Compensation                 of Compensation           To December 31, 2000

General Partners and  Reimbursement at Cost for all         $  215,052
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all         $2,875,551
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      and disposition of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all         $   30,850
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  116,805
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distribution of Net Proceeds   $   42,805
                      of Sale otehr than distributions
                      necessary to restore Adjusted
                      Capital Contributions and provide a
                      6% cumulative return to Limited
                      Partners.  The General Partners
                      will receive only 1% of distributions
                      of Net Proceeds of Sale until the
                      Limited Partners have received an
                      amount equal to: (a) their Adjusted
                      Capital Contributions, plus (b) an
                      amount equal to 14% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded, less
                      (c) all previous cash distributions
                      to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.

                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

         A. Exhibits -
                            Description

10.1 Purchase Agreement dated March 24, 1999 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Tom Salome relating to the property at 1812 North Valley Mills Drive, Waco, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on July 30, 1999).

10.2 Amendment to Purchase Agreement dated May 19, 1999 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Elizabeth Cockrum relating to the property at 2175 Barrett Station Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 21, 1999).

10.3 Purchase Agreement dated November 19, 1999 between the Partnership and Boulevard East, LLC relating to the property at 1275 Johnson Ferry Road, Marietta, Georgia (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 10, 2000).

10.4  Occupancy  Agreement dated February 17,  2000  between the Partnership, AEI Real Estate Fund XVII Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

10.5 Purchase Agreement dated April 5, 2000 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 5, 2000).

10.6 Asset Purchase Agreement dated September 18, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, and Southern River Restaurants LLC relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

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

                            AEI REAL ESTATE FUND XVI
                            Limited Partnership
                            By: AEI Fund Management XVI, Inc.
                                Its Managing General Partner


March 9, 2001               By:/s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)



        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                    Title                    Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)