Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2001-05-15
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001           2000
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,661,100     $ 2,839,759
  Receivables                                            0          10,525
                                                -----------     -----------
      Total Current Assets                       2,661,100       2,850,284
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,825,154       1,825,154
  Buildings and Equipment                        3,961,868       3,961,868
  Accumulated Depreciation                      (1,995,117)     (1,966,858)
                                                -----------     -----------
                                                 3,791,905       3,820,164
  Real Estate Held for Sale                         50,000          50,000
                                                -----------     -----------
      Net Investments in Real Estate             3,841,905       3,870,164
                                                -----------     -----------
          Total Assets                         $ 6,503,005     $ 6,720,448
                                                ===========     ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    95,494     $   124,238
  Distributions Payable                            228,893         228,893
  Deferred Income                                   48,123          26,982
                                                -----------     -----------
      Total Current Liabilities                    372,510         380,113
                                                -----------     -----------

DEFERRED INCOME - Net of Current Portion            67,376          70,349

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (68,566)        (66,498)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,371 Units outstanding                      6,131,685       6,336,484
                                                -----------     -----------
     Total Partners' Capital                     6,063,119       6,269,986
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 6,503,005     $ 6,720,448
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                   2001           2000

INCOME:
   Rent                                        $   116,097     $   217,497
   Investment Income                                34,905          17,416
                                                -----------     -----------
        Total Income                               151,002         234,913
                                                -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates          51,249          51,153
   Partnership Administration and Property
      Management - Unrelated Parties                25,021          20,291
      Depreciation                                  28,259          38,816
                                                -----------     -----------
        Total Expenses                             104,529         110,260
                                                -----------     -----------

OPERATING INCOME                                    46,473         124,653

GAIN ON SALE OF REAL ESTATE                              0         279,242
                                                -----------     -----------
NET INCOME                                     $    46,473     $   403,895
                                                ===========     ===========

NET INCOME ALLOCATED:
   General Partners                            $       465     $     4,039
   Limited Partners                                 46,008         399,856
                                                -----------     -----------
                                               $    46,473     $   403,895
                                                ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (13,371 and 13,468 weighted average Units
 outstanding in 2001 and 2000, respectively)   $      3.44     $     29.69
                                                ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                   2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                 $    46,473     $   403,895

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                   28,259          38,816
     Gain on Sale of Real Estate                         0        (279,242)
     Decrease in Receivables                        10,525          11,700
     Decrease in Payable to
        AEI Fund Management, Inc.                  (28,744)        (28,577)
     Increase in Deferred Income                    18,168           8,130
                                                -----------     -----------
        Total Adjustments                           28,208        (249,173)
                                                -----------     -----------
        Net Cash Provided By
        Operating Activities                        74,681         154,722
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                     0       1,473,999
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     0         266,614
   Distributions to Partners                      (253,340)       (413,134)
                                                -----------     -----------
        Net Cash Used For
        Financing Activities                      (253,340)       (146,520)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (178,659)      1,482,201

CASH AND CASH EQUIVALENTS, beginning of period   2,839,759         355,246
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $ 2,661,100     $ 1,837,447
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners      Total      Outstanding


BALANCE, December 31, 1999 $(61,303)   $ 6,850,810   $ 6,789,507   13,468.15

  Distributions              (4,131)      (409,003)     (413,134)

  Net Income                  4,039        399,856       403,895
                            ---------   -----------   -----------  -----------
BALANCE, March 31, 2000    $(61,395)   $ 6,841,663   $ 6,780,268    13,468.15
                            =========   ===========   ===========  ===========


BALANCE, December 31, 2000 $(66,498)   $ 6,336,484   $ 6,269,986    13,370.65

  Distributions              (2,533)      (250,807)     (253,340)

  Net Income                    465         46,008        46,473
                            ---------   -----------   -----------  -----------
BALANCE, March 31, 2001    $(68,566)   $ 6,131,685   $ 6,063,119    13,370.65
                            =========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

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

     During the three months ended March 31, 2001 and 2000, the Partnership distributed $181,581 and $252,525 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $13.44 and $18.56 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $40,800 for the first three months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in Omaha, Nebraska and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $167,699 to $145,081. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $159,539. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires on November 30, 2007, using the straight line method.

     As of March 31, 2001 and December 31, 2000, the Partnership had recognized $80,271 and $77,298 of the payment as income. At March 31, 2001, the remaining deferred income of $36,231 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $116,097 and $217,497, respectively. During the same periods, the Partnership earned investment income of $34,905 and $17,416, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Applebee's in Victoria, Texas and the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $40,800 for the first three months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $51,249 and $51,153, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,021 and $20,291, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 9.3%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances decreased $178,659 as a result of distributions made in excess of cash generated from operating activities. Net Cash provided by operating activities decreased from $154,722 in 2000 to $74,681 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001.

        In the first three months of 2000, net cash provided by investing activities was $1,473,999 which represented cash flow generated from the sale of real estate.

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

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

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

       During the three months ended March 31, 2001 and 2000, the Partnership distributed $181,581 and $252,525 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $13.44 and $18.56 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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


Dated:  May 10, 2001          AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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