Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2001-08-14
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                  2001            2000
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 2,475,619      $ 2,839,759
  Receivables                                       6,481           10,525
                                               -----------      -----------
      Total Current Assets                      2,482,100        2,850,284
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,825,154        1,825,154
  Buildings and Equipment                       3,961,868        3,961,868
  Accumulated Depreciation                     (2,023,377)      (1,966,858)
                                               -----------      -----------
                                                3,763,645        3,820,164
  Real Estate Held for Sale                        50,000           50,000
                                               -----------      -----------
      Net Investments in Real Estate            3,813,645        3,870,164
                                               -----------      -----------
          Total Assets                        $ 6,295,745      $ 6,720,448
                                               ===========      ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    99,908      $   124,238
  Distributions Payable                         1,238,994          228,893
  Deferred Income                                  50,935           26,982
                                               -----------      -----------
      Total Current Liabilities                 1,389,837          380,113
                                               -----------      -----------

DEFERRED INCOME - Net of Current Portion           64,403           70,349

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (53,783)         (66,498)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,371 Units outstanding                     4,895,288        6,336,484
                                               -----------      -----------
     Total Partners' Capital                    4,841,505        6,269,986
                                               -----------      -----------
      Total Liabilities and Partners' Capital $ 6,295,745      $ 6,720,448
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended       Six Months Ended
                             6/30/01      6/30/00    6/30/01      6/30/00

INCOME:
   Rent                     $ 113,246    $ 191,329   $ 229,343   $ 408,826
   Investment Income           25,102       23,214      60,007      40,630
                             ---------    ---------   ---------   ---------
        Total Income          138,348      214,543     289,350     449,456
                             ---------    ---------   ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                 50,848       44,328     102,097      95,481
   Partnership Administration
    and Property Management -
    Unrelated Parties          17,412       12,486      42,433      32,777
   Depreciation                28,260       37,026      56,519      75,842
                             ---------    ---------   ---------   ---------
        Total Expenses         96,520       93,840     201,049     204,100
                             ---------    ---------   ---------   ---------

OPERATING INCOME               41,828      120,703      88,301     245,356

GAIN (LOSS) ON SALE
   OF REAL ESTATE                   0       (5,495)          0     273,747
                             ---------    ---------   ---------   ---------
NET INCOME                  $  41,828    $ 115,208   $  88,301   $ 519,103
                             =========    =========   =========   =========

NET INCOME ALLOCATED:
   General Partners         $  27,418    $   1,153   $  27,883   $   5,192
   Limited Partners            14,410      114,055      60,418     513,911
                             ---------    ---------   ---------   ---------
                            $  41,828    $ 115,208   $  88,301   $ 519,103
                             =========    =========   =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (13,371 and 13,468 weighted average
   Units outstanding in 2001 and 2000,
   respectively)            $    1.08    $    8.47   $    4.52   $   38.16
                             =========    =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    88,301   $   519,103

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       56,519        75,842
     Gain on Sale of Real Estate                             0      (273,747)
     Decrease in Receivables                             4,044        25,531
     Decrease in Payable to
        AEI Fund Management, Inc.                      (24,330)      (20,473)
     Increase in Deferred Income                        18,007         6,207
                                                    -----------   -----------
        Total Adjustments                               54,240      (186,640)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           142,541       332,463
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Earnest Money Deposit                         0        17,535
   Proceeds from Sale of Real Estate                         0     1,468,504
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                                 0     1,486,039
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 1,010,101        97,768
   Distributions to Partners                        (1,516,782)     (666,465)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (506,681)     (568,697)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (364,140)    1,249,805

CASH AND CASH EQUIVALENTS, beginning of period       2,839,759       355,246
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,475,619   $ 1,605,051
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(61,303)   $6,850,810   $6,789,507    13,468.15

  Distributions               (6,665)     (659,800)    (666,465)

  Net Income                   5,192       513,911      519,103
                             ---------   ----------   ----------  -----------
BALANCE, June 30, 2000      $(62,776)   $6,704,921   $6,642,145    13,468.15
                             =========   ==========   ==========  ===========


BALANCE, December 31, 2000  $(66,498)   $6,336,484   $6,269,986    13,370.65

  Distributions              (15,168)   (1,501,614)  (1,516,782)

  Net Income                  27,883        60,418       88,301
                             ---------   ----------   ----------  -----------
BALANCE, June 30, 2001      $(53,783)   $4,895,288   $4,841,505    13,370.65
                             =========   ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

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

     Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through September 30, 2001. For the six months ended June 30, 2001, the modification resulted in a reduction of base rent of $23,953. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

     During the six months ended June 30, 2001 and 2000, the Partnership distributed $1,377,909 and $309,893 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $102.02 and $22.78 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $79,639 for the first six months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(5)  Deferred Income - (Continued)

     As of June 30, 2001 and December 31, 2000, the Partnership had recognized $83,244 and $77,298 of the payment as income. At June 30, 2001, the remaining deferred income of $39,043 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $229,343 and $408,826, respectively. During the same periods, the Partnership earned investment income of $60,007 and $40,630, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Applebee's in Victoria, Texas and the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $79,639 for the first six months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $102,097 and $95,481, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,433 and $32,777, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 9.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $364,140 as a result of distributions made in excess of cash generated from operating activities. Net Cash provided by operating activities decreased from $332,463 in 2000 to $142,541 in 2001 mainly as a result of a decrease in income and an increase in Partnership administration expenses in 2001.

        In the first six months of 2000, net cash provided by investing activities was $1,468,504 which represented cash flow generated from the sale of real estate.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

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

        Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through September 30, 2001. For the six months ended June 30, 2001, the modification resulted in a reduction of base rent of $23,953. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

        During the six months ended June 30, 2001 and 2000, the Partnership distributed $1,377,909 and $309,893 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $102.02 and $22.78 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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


Dated:  August 7, 2001        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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