Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2001-11-13
CIK 804127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

           Operations

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001            2000
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,229,896     $ 2,839,759
  Receivables                                            0          10,525
                                                -----------     -----------
      Total Current Assets                       1,229,896       2,850,284
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,825,154       1,825,154
  Buildings and Equipment                        3,961,868       3,961,868
  Accumulated Depreciation                      (2,051,636)     (1,966,858)
                                                -----------     -----------
                                                 3,735,386       3,820,164
  Real Estate Held for Sale                              0          50,000
                                                -----------     -----------
      Net Investments in Real Estate             3,735,386       3,870,164
                                                -----------     -----------
          Total Assets                         $ 4,965,282     $ 6,720,448
                                                ===========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    92,402     $   124,238
  Distributions Payable                            128,651         228,893
  Deferred Income                                   24,238          26,982
                                                -----------     -----------
      Total Current Liabilities                    245,291         380,113
                                                -----------     -----------

DEFERRED INCOME - Net of Current Portion            61,430          70,349

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (68,011)        (66,498)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,371 Units outstanding                      4,726,572       6,336,484
                                                -----------     -----------
      Total Partners' Capital                    4,658,561       6,269,986
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 4,965,282     $ 6,720,448
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                              9/30/01       9/30/00    9/30/01       9/30/00

INCOME:
   Rent                      $ 112,524    $ 186,244   $ 341,867    $ 595,070
   Investment Income            10,469       25,915      70,476       66,545
                              ---------    ---------   ---------    ---------
        Total Income           122,993      212,159     412,343      661,615
                              ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration-
    Affiliates                  57,827       60,783     159,924      156,264
   Partnership Administration
    and Property Management -
    Unrelated Parties           27,460       27,142      69,893       59,919
   Depreciation                 28,259       37,027      84,778      112,869
   Real Estate Impairment       50,000            0      50,000            0
                              ---------    ---------   ---------    ---------
        Total Expenses         163,546      124,952     364,595      329,052
                              ---------    ---------   ---------    ---------

OPERATING INCOME (LOSS)        (40,553)      87,207      47,748      332,563

GAIN ON SALE OF REAL ESTATE          0          628           0      274,375
                              ---------    ---------   ---------    ---------
NET INCOME (LOSS)            $ (40,553)   $  87,835   $  47,748    $ 606,938
                              =========    =========   =========    =========

NET INCOME (LOSS) ALLOCATED:
   General Partners          $ (12,805)   $     877   $  15,078    $   6,069
   Limited Partners            (27,748)      86,958      32,670      600,869
                              ---------    ---------   ---------    ---------
                             $ (40,553)   $  87,835   $  47,748    $ 606,938
                              =========    =========   =========    =========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (13,371 and 13,468 weighted
  average Units outstanding
  in 2001 and 2000,
  respectively)              $   (2.08)   $    6.46   $    2.44    $   44.62
                              =========    =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $    47,748    $   606,938

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      84,778        112,869
     Real Estate Impairment                            50,000              0
     Gain on Sale of Real Estate                            0       (274,375)
     Decrease in Receivables                           10,525          7,106
     Decrease in Payable to
        AEI Fund Management, Inc.                     (31,836)        (5,056)
     Increase (Decrease) in Deferred Income           (11,663)         2,184
                                                   -----------    -----------
        Total Adjustments                             101,804       (157,272)
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          149,552        449,666
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0      1,780,386
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (100,242)        97,768
   Distributions to Partners                       (1,659,173)      (919,796)
                                                   -----------    -----------
      Net Cash Used For
       Financing  Activities                       (1,759,415)      (822,028)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (1,609,863)     1,408,024

CASH AND CASH EQUIVALENTS, beginning of period      2,839,759        355,246
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,229,896    $ 1,763,270
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1999  $(61,303)   $ 6,850,810   $ 6,789,507   13,468.15

  Distributions               (9,198)      (910,598)     (919,796)

  Net Income                   6,069        600,869       606,938
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2000 $(64,432)   $ 6,541,081   $ 6,476,649   13,468.15
                             =========   ===========   ===========  ==========


BALANCE, December 31, 2000  $(66,498)   $ 6,336,484   $ 6,269,986   13,370.65

  Distributions              (16,591)    (1,642,582)   (1,659,173)

  Net Income                  15,078         32,670        47,748
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2001 $(68,011)   $ 4,726,572   $ 4,658,561   13,370.65
                             =========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through December 31, 2001. For the nine months ended September 30, 2001, the modification resulted in a reduction of base rent of $33,526. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

     During the nine months ended September 30, 2001 and 2000, the Partnership distributed $1,485,566 and $442,414 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $109.99 and $32.52 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $110,438 for the first nine months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(5)  Deferred Income - (Continued)

     As  of  September  30,  2001  and  December  31,  2000,  the
     Partnership had recognized $86,217 and $77,298 of the payment as income. At September 30, 2001, the remaining deferred income of $12,346 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $341,867 and $595,070, respectively. During the same periods, the Partnership earned investment income of $70,476 and $66,545, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Applebee's in Victoria, Texas and the property sales discussed below.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $110,438 for the first nine months of 2001 and $68,000 in 2000. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $159,924 and $156,264, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,893 and $59,919, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $1,609,863 as a result of distributions made in excess of cash generated from operating activities. Net Cash provided by operating activities decreased from $449,666 in 2000 to $149,552 in 2001 mainly as a result of a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        In the first nine months of 2000, net cash provided by investing activities was $1,780,386 which represented cash flow generated from the sale of real estate.

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

        Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through December 31, 2001. For the nine months ended September 30, 2001, the modification resulted in a reduction of base rent of $33,526. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

        During the nine months ended September 30, 2001 and 2000, the Partnership distributed $1,485,566 and $442,414 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $109.99 and $32.52 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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

       On October 1, 2001, nine Limited Partners redeemed a total of 105.80 Partnership Units for $26,612 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 165 Limited Partners redeemed 1,629.35 Partnership Units for $1,088,794. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  November 8, 2001      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)