Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2002-03-29
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $558,453.

As of February 28, 2002, there were 13,262.85 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,262,850.

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

        In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795.

        Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through March 31, 2002. Through December 31, 2001, the modification resulted in a reduction of base rent of $43,002. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $142,687 and $68,000 in 2001 and 2000, respectively. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

Major Tenants

        During 2001, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 67% of total rental revenue in 2001. It is anticipated that each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                            Total Property                 Annual    Annual
                   Purchase  Acquisition                   Lease     Rent Per
Property             Date       Costs       Lessee         Payment   Sq. Ft.

Creative Years Early                    Creative Years
Learning Center                         Early Learning
 Houston, TX       4/8/87   $  483,128  Centers, Inc.     $ 44,772   $ 6.51

Grand Rapids Teachers                    Grand Rapids
Credit Union                               Teachers
 Wyoming, MI       5/1/87   $  626,240  Credit Union      $ 34,506   $ 9.99

Arby's Restaurant                           RTM Mid-
 Grand Rapids, MI  5/1/87   $  652,880    America, Inc.   $ 24,000   $ 6.89

Fuddruckers Restaurant
 Omaha, NE       11/16/87   $1,103,787  Fuddruckers, Inc. $102,079   $14.72

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                            Total Property                 Annual    Annual
                   Purchase  Acquisition                   Lease     Rent Per
Property             Date       Costs       Lessee         Payment   Sq. Ft.

Children's World
Daycare Center                            ARAMARK
 Sterling Heights, MI                   Educational
 (83.6514%)      11/25/87   $  729,486  Resources, Inc.   $116,363   $22.53

Jiffy Lube Auto Care Center
 Dallas, TX                             Jiffy Lube of
 (25%)           12/10/87   $  154,892  Maryland, Inc.    $ 21,822   $32.70

JEMCARE
 Arkansas Lane
 Arlington, TX   12/10/87   $  450,475  JEMCARE, Inc.     $ 43,125   $ 8.56

JEMCARE
 Matlock Avenue
 Arlington, TX   12/16/87   $  603,641  JEMCARE, Inc.     $ 50,164   $ 8.53

Cheddar's Restaurant
 Indianapolis, IN
 (50%)            2/16/88   $  253,747      (1)

Applebee's Restaurant
 Victoria, TX     3/22/96   $1,335,555      (2)

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

        The initial Lease terms are for 20 years, except for the Arby's restaurant, which has a Lease term of 15 years, the Creative Years daycare center, which has a Lease term of 13 years and the Credit Union, which has a Lease term of 11 years. The initial Lease terms for the JEMCARE properties, which were to expire on December 31, 2001, have been extended to March 31, 2002 and may be extended further. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Arby's restaurant, which has renewal options that may extend the Lease term an additional 15 years, the JEMCARE properties, which have renewal options that may extend the Lease term an additional 9 years and the Jiffy Lube, which has no renewal options.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        During the last five years, all properties listed above were 100% occupied except for the Applebee's restaurant, which was 100% occupied until August, 2000 and the Cheddar's property which was 100% vacant.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,429 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, nine Limited Partners redeemed a  total  of
105.80 Partnership Units for $26,612 in accordance with the Partnership Agreement. In prior years, a total of 165 Limited Partners redeemed 1,629.35 Partnership Units for $1,088,794. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $18,268 and $12,112 were made to the General Partners and $1,781,951 and $1,161,405 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,558,612 and $632,919 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $482,682 and $716,615, respectively. During the same periods, the Partnership earned investment income of $75,771 and $105,086, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Applebee's restaurant in Victoria, Texas and the property sales discussed below.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $142,687 and $68,000 in 2001 and 2000, respectively. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $207,424 and $209,235, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $86,662 and $69,499, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to 2000, is the result of expenses incurred in 2001 related to the Applebee's restaurant in Victoria, Texas.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 6%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $1,737,452 as a result of distributions made in excess of cash generated from operating activities. Net Cash provided by operating activities decreased from $640,526 in 2000 to $190,937 in 2001 mainly as a result of a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

       During the year ended December 31, 2000, net cash provided by investing activities was $2,957,209 which represented cash flow generated from the sale of real estate.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795.

        Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through March 31, 2002. Through December 31, 2001, the modification resulted in a reduction of base rent of $43,002. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

         During 2001 and 2000, the Partnership distributed $1,574,356 and $639,312 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $116.62 and $47.10 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2001, distributions were higher when compared to 2000 because more sales proceeds were distributed in 2001.

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

        During  2001, nine Limited Partners redeemed a  total  of
105.80 Partnership Units for $26,612 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 165 Limited Partners redeemed 1,629.35 Partnership Units for $1,088,794. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVI Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P
Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                     Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      2001          2000
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,102,307   $ 2,839,759
  Receivables                                          30,543        10,525
                                                   -----------   -----------
      Total Current Assets                          1,132,850     2,850,284
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,825,154     1,825,154
  Buildings and Equipment                           3,961,868     3,961,868
  Accumulated Depreciation                         (2,079,895)   (1,966,858)
                                                   -----------   -----------
                                                    3,707,127     3,820,164
  Real Estate Held for Sale                                 0        50,000
                                                   -----------   -----------
      Net Investments in Real Estate                3,707,127     3,870,164
                                                   -----------   -----------
          Total Assets                            $ 4,839,977   $ 6,720,448
                                                   ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    79,957   $   124,238
  Distributions Payable                               127,335       228,893
  Deferred Income                                      29,743        26,982
                                                   -----------   -----------
      Total Current Liabilities                       237,035       380,113
                                                   -----------   -----------

DEFERRED INCOME - Net of Current Portion               58,457        70,349

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (42,383)      (66,498)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,265 and 13,371 Units outstanding
     in 2001 and 2000, respectively                 4,586,868     6,336,484
                                                   -----------   -----------
      Total Partners' Capital                       4,544,485     6,269,986
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $ 4,839,977   $ 6,720,448
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                    2001           2000

INCOME:
  Rent                                          $   482,682     $   716,615
  Investment Income                                  75,771         105,086
                                                 -----------     -----------
      Total Income                                  558,453         821,701
                                                 -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates           207,424         209,235
  Partnership Administration and Property
     Management - Unrelated Parties                  86,662          69,499
  Depreciation                                      113,037         146,648
  Real Estate Impairment                             50,000         477,809
                                                 -----------     -----------
      Total Expenses                                457,123         903,191
                                                 -----------     -----------

OPERATING INCOME (LOSS)                             101,330         (81,490)

GAIN ON SALE OF REAL ESTATE                               0         773,226
                                                 -----------     -----------
NET INCOME                                      $   101,330     $   691,736
                                                 ===========     ===========

NET INCOME ALLOCATED:
  General Partners                              $    42,383     $     6,917
  Limited Partners                                   58,947         684,819
                                                 -----------     -----------
                                                $   101,330     $   691,736
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(13,344 and 13,444 weighted average Units
outstanding in 2001 and 2000, respectively)     $      4.42     $     50.94
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $  101,330     $  691,736

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                 113,037        146,648
     Real Estate Impairment                        50,000        477,809
     Gain on Sale of Real Estate                        0       (773,226)
     (Increase) Decrease in Receivables           (20,018)        24,659
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                 (44,281)        69,702
     Increase (Decrease) in Deferred Income        (9,131)         3,198
                                               -----------    -----------
       Total Adjustments                           89,607        (51,210)
                                               -----------    -----------
       Net Cash Provided By
          Operating Activities                    190,937        640,526
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                     0      2,957,209
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable   (101,558)        98,035
  Distributions to Partners                    (1,799,950)    (1,173,136)
  Redemption Payments                             (26,881)       (38,121)
                                               -----------    -----------
       Net Cash Used For
          Financing Activities                 (1,928,389)    (1,113,222)
                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        (1,737,452)     2,484,513

CASH AND CASH EQUIVALENTS, beginning of period  2,839,759        355,246
                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of period      $ 1,102,307    $ 2,839,759
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners       Total    Outstanding


BALANCE, December 31, 1999  $(61,303)  $6,850,810   $6,789,507   13,468.15

  Distributions              (11,731)  (1,161,405)  (1,173,136)

  Redemption Payments           (381)     (37,740)     (38,121)     (97.50)

  Net Income                   6,917      684,819      691,736
                             --------   ----------   ----------  ----------
BALANCE, December 31, 2000   (66,498)   6,336,484    6,269,9861   3,370.65

  Distributions              (17,999)  (1,781,951)  (1,799,950)

  Redemption Payments           (269)     (26,612)     (26,881)    (105.80)

  Net Income                  42,383       58,947      101,330
                             --------   ----------   ----------  ----------
BALANCE, December 31, 2001  $(42,383)  $4,586,868   $4,544,485   13,264.85
                             ========   ==========   ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rent increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

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

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                 2001          2000

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 207,424     $ 209,235
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  86,662     $  69,499
                                                ========      ========
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $       0     $  15,030
                                                ========      ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Arby's restaurant, which has a Lease term of 15 years, the Creative Years daycare center, which has a Lease term of 13 years and the Credit Union, which has a Lease term of 11 years. The initial Lease terms for the JEMCARE properties, which were to expire on December 31, 2001, have been extended to March 31, 2002 and may be extended further. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Arby's restaurant, which has renewal options that may extend the Lease term an additional 15 years, the JEMCARE properties, which have renewal options that may extend the Lease term an additional 9 years and the Jiffy Lube, which has no renewal options. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Creative Years daycare center was constructed in 1984. The Omaha Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. The Applebee's restaurant in Victoria, Texas was constructed in 1996. All other properties were constructed in 1986, 1987 or 1988. All properties were acquired in 1987 or 1988, except for the Victoria Applebee's restaurant which was acquired in 1996. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2001  are   as
     follows:
                                        Buildings and            Accumulated
Property                          Land    Equipment     Total    Depreciation

Creative Years, Houston, TX  $  147,753  $  335,375  $  483,128  $  185,097
Credit Union, Wyoming, MI       166,434     459,806     626,240     255,345
Arby's, Grand Rapids, MI        195,229     457,651     652,880     254,149
Fuddruckers, Omaha, NE          260,157     843,630   1,103,787     535,230
Children's World,
  Sterling Heights, MI          138,133     591,353     729,486     296,746
Jiffy Lube, Dallas, TX           65,919      88,973     154,892      47,917
JEMCARE, Arlington, TX          148,214     302,261     450,475     158,840
JEMCARE, Arlington, TX          323,671     279,970     603,641     145,474
Applebee's, Victoria, TX        379,644     602,849     982,493     201,097
                              ----------  ----------  ----------  ----------
                             $1,825,154  $3,961,868  $5,787,022  $2,079,895
                              ==========  ==========  ==========  ==========



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

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

     In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795.

     Due to the easement and the resulting work on the roads adjacent to the Fuddruckers' property, the Partnership agreed to a temporary modification of rent payments through March 31, 2002. Through December 31, 2001, the modification resulted in a reduction of base rent of $43,002. Due to the permanent changes to the property caused by the easement, the Partnership may consider a long-term modification of the Lease.

     During 2001 and 2000, the Partnership distributed $1,574,356 and $639,312 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $116.62 and $47.10 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $142,687 and $68,000 in 2001 and 2000, respectively. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002          $   279,204
                       2003              223,922
                       2004              177,350
                       2005              177,350
                       2006              177,350
                       Thereafter        128,163
                                      -----------
                                     $ 1,163,339
                                      ===========

     In 2001 and 2000, the Partnership recognized contingent rents of $112,407 and $33,524, respectively.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $167,699 to $145,081. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $159,539. The lump sum payment will be recognized as income over the remainder of the Lease term which expires November 30, 2007 using the straight line method.

     As of December 31, 2001 and 2000, the Partnership had recognized $89,190 and $77,298 of the payment for the Omaha property as income. The remaining deferred income of
     $17,851 was prepaid rent related to certain other Partnership properties as of December 31, 2001.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   2001       2000
      Tenants                Industry

     ARAMARK Educational
         Resources, Inc.          Child Care   $ 114,415   $ 111,692
     Fuddruckers, Inc.            Restaurant     113,972     143,701
     JEMCARE, Inc.                Child Care      93,289      93,289
     Renaissant Development Corp. Restaurant         N/A      95,199
     Gulf Coast Restaurants, Inc. Restaurant           0      98,762
                                                ---------   ---------

     Aggregate rent revenue of major tenants   $ 321,676   $ 542,643
                                                =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               67%         76%
                                                =========   =========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7) Partners' Capital -

     Cash distributions of $18,268 and $12,112 were made to the General Partners and $1,781,951 and $1,161,405 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $133.54 and $86.39 per Limited Partnership Unit outstanding using 13,344 and 13,444 weighted average Units in 2001 and 2000, respectively. The distributions represent $2.41 $48.12 per Unit of Net Income and $131.13 and $38.27 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,558,612 and $632,919 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2001,  nine  Limited Partners redeemed  a  total  of
     105.80 Partnership Units for $26,612 in accordance with the Partnership Agreement The Partnership acquired these Units using Net Cash Flow from operations. In 2000, sixteen Limited Partners redeemed a total of 97.5 Partnership Units for $37,740. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $693.84 per original $1,000 invested.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2001         2000
     Net Income for Financial
      Reporting Purposes                     $ 101,330   $  691,736

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                        (4,105)       7,168

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                       (77,830)      57,167

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                       (20,050)      12,280

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes           50,000      477,809

     Gain on Sale of Real Estate for Tax
      Purposes Over (Under) Gain for Financial
      Reporting Purposes                        62,595     (119,582)
                                              ---------   ----------
           Taxable Income to Partners        $ 111,940   $1,126,578
                                              =========   ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                               2001          2000

     Partners' Capital for
      Financial Reporting Purposes         $ 4,544,485   $ 6,269,986

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                       863,576       817,681

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                       197,340       212,575

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                             0        20,050

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes           1,981,686     1,981,686
                                            -----------   -----------
           Partners' Capital for
              Tax Reporting Purposes       $ 7,587,087   $ 9,301,978
                                            ===========   ===========
(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2001                  2000
                         Carrying       Fair       Carrying      Fair
                          Amount        Value       Amount       Value

     Cash                $      195   $      195   $      339  $      339
     Money Market Funds   1,102,112    1,102,112    2,839,420   2,839,420
                          ----------   ----------   ----------  ----------
      Total Cash and
       Cash Equivalents  $1,102,307   $1,102,307   $2,839,759  $2,839,759
                          ==========   ==========   ==========  ==========

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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1986, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                      Amount Incurred From
 Receiving                     Form and Method    Inception (February 6, 1987)
Compensation                   of Compensation        To December 31, 2001

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

General Partners and  Reimbursement at Cost for other        $  487,080
Affiliates            Organization and Offering Costs.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                     Form and Method    Inception (February 6, 1987)
Compensation                   of Compensation        To December 31, 2001

General Partners and  Reimbursement at Cost for all          $  215,052
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all          $3,082,975
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of  the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations   and  other administrative
                      functions.

General Partners and  Reimbursement at Cost for all expenses $   30,850
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year $  119,330
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distribution of Net Proceeds of $   58,548
                      Sale other than distributions necessary
                      to restore Adjusted Capital Contributions and provide a 6% cumulative return to Limited Partners. The General Partners will receive only 1% of distributions of Net Proceeds of Sale until the Limited
                      Partners have received an amount equal
                      to: (a) their Adjusted Capital
                      Contributions, plus (b) an amount equal
                      to 14% of their Adjusted Capital
                      Contributions per annum, cumulative but
                      not compounded, less (c) all previous
                      cash distributions to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.

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

     10.3 Asset Purchase Agreement dated September 18, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, and Southern River Restaurants LLC relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

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

                            AEI REAL ESTATE FUND XVI
                            Limited Partnership
                            By: AEI Fund Management XVI, Inc.
                                Its Managing General Partner


March 8, 2002               By:/s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                     Date


/s/Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
   Robert P. Johnson  and Sole Director of Managing General
                      Partner

/s/Mark E. Larson     Executive Vice President, Treasurer      March 8, 2002
   Mark E. Larson     and Chief Financial Officer
                      (Principal Accounting Officer)