Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2002-05-13
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                   2002           2001
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,012,907    $ 1,102,307
  Receivables                                       13,827         30,543
                                                -----------    -----------
      Total Current Assets                       1,026,734      1,132,850
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,445,510      1,825,154
  Buildings and Equipment                        3,359,019      3,961,868
  Accumulated Depreciation                      (1,902,406)    (2,079,895)
                                                -----------    -----------
                                                 2,902,123      3,707,127
  Real Estate Held for Sale                        670,000              0
                                                -----------    -----------
      Net Investments in Real Estate             3,572,123      3,707,127
                                                -----------    -----------
          Total Assets                         $ 4,598,857    $ 4,839,977
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    45,540    $    79,957
  Distributions Payable                            127,335        127,335
  Deferred Income                                   13,711         29,743
                                                -----------    -----------
      Total Current Liabilities                    186,586        237,035
                                                -----------    -----------

DEFERRED INCOME - Net of Current Portion            55,484         58,457

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (44,729)       (42,383)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,265 Units outstanding                      4,401,516      4,586,868
                                                -----------    -----------
     Total Partners' Capital                     4,356,787      4,544,485
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $ 4,598,857    $ 4,839,977
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2002           2001

INCOME:
   Rent                                          $   105,984    $   116,097
   Investment Income                                   3,578         34,905
                                                  -----------    -----------
        Total Income                                 109,562        151,002
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            56,594         51,249
   Partnership Administration and Property
      Management - Unrelated Parties                  24,158         25,021
   Depreciation                                       28,259         28,259
   Real Estate Impairment                            106,745              0
                                                  -----------    -----------
        Total Expenses                               215,756        104,529
                                                  -----------    -----------

OPERATING INCOME (LOSS)                             (106,194)        46,473

GAIN ON SALE OF REAL ESTATE                           59,273              0
                                                  -----------    -----------
NET INCOME (LOSS)                                $   (46,921)   $    46,473
                                                  ===========    ===========

NET INCOME (LOSS) ALLOCATED:
   General Partners                              $      (938)   $       465
   Limited Partners                                  (45,983)        46,008
                                                  -----------    -----------
                                                 $   (46,921)   $    46,473
                                                  ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
 (13,265 and 13,371 weighted average Units
 outstanding in 2002 and 2001, respectively)     $     (3.47)   $      3.44
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $   (46,921)   $    46,473

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      28,259         28,259
     Real Estate Impairment                           106,745              0
     Gain on Sale of Real Estate                      (59,273)             0
     Decrease in Receivables                           16,716         10,525
     Decrease in Payable to
        AEI Fund Management, Inc.                     (34,417)       (28,744)
     Increase (Decrease) in Deferred Income           (19,005)        18,168
                                                   -----------    -----------
        Total Adjustments                              39,025         28,208
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Operating Activities                           (7,896)        74,681
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   59,273              0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                         (140,777)      (253,340)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (89,400)      (178,659)

CASH AND CASH EQUIVALENTS, beginning of period      1,102,307      2,839,759
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,012,907    $ 2,661,100
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 2000  $ (66,498)  $ 6,336,484  $ 6,269,986    13,370.65

  Distributions                (2,533)     (250,807)    (253,340)

  Net Income                      465        46,008       46,473
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 2001     $ (68,566)  $ 6,131,685  $ 6,063,119    13,370.65
                             =========   ===========  ===========  ===========


BALANCE, December 31, 2001  $ (42,383)  $ 4,586,868  $ 4,544,485    13,264.85

  Distributions                (1,408)     (139,369)    (140,777)

  Net Loss                       (938)      (45,983)     (46,921)
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 2002     $ (44,729)  $ 4,401,516  $ 4,356,787    13,264.85
                             =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 6, 1987 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The offering terminated on
     November 6, 1987 when the maximum subscription limit of 15,000 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $15,000,000 and $1,000, respectively.

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



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795, which resulted in a net gain of $59,273.

     Due to the redevelopment of the roads adjacent to the Fuddruckers' property and proceeds received from the city of Omaha for easements during such redevelopment, the Partnership agreed to a temporary modification of rent payments through March 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2001, the modification resulted in a reduction of base rent of $6,410 and $43,002, respectively. Due to the permanent changes to the property and the proceeds received from the city of Omaha, the Partnership may consider a long-term modification of the Lease.

     During the three months ended March 31, 2002 and 2001, the Partnership distributed $114,940 and $181,581 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $8.58 and $13.44 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $40,800 for the first three months of 2002 and 2001. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. At March 31, 2002, the land and building were classified as Real Estate Held for Sale.



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

     As of March 31, 2002 and December 31, 2001, the Partnership had recognized $92,163 and $89,190 of the payment as income. At March 31, 2002, the remaining deferred income of $1,819 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $105,984 and $116,097, respectively. During the same periods, the Partnership earned investment income of $3,578 and $34,905, respectively. In 2002, investment income decreased due to lower money market interest rates and the Partnership had less money invested due to a large distribution of sales proceeds in June, 2001.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $40,800 for the first three months of 2002 and 2001. These amounts were not accrued for financial reporting purposes. The Partnership has listed the property for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. At March 31, 2002, the land and building were classified as Real Estate Held for Sale.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $56,594 and $51,249, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,158 and $25,021, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


Liquidity and Capital Resources


        During the three months ended March 31, 2002, the Partnership's cash balances decreased $89,400 as a result of distributions made in excess of cash generated from operating activities which were partially offset by cash generated from the sale of property. Net Cash provided by operating activities decreased from $74,681 in 2001 to $(7,896) in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002.

        In the first three months of 2002, net cash provided by investing activities was $59,273 which represented cash flow generated from the sale of real estate.

        In November, 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795, which resulted in a net gain of $59,273.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        Due to the redevelopment of the roads adjacent to the Fuddruckers' property and proceeds received from the city of Omaha for easements during such redevelopment, the Partnership agreed to a temporary modification of rent payments through March 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2001, the modification resulted in a reduction of base rent of $6,410 and $43,002, respectively. Due to the permanent changes to the property and the proceeds received from the city of Omaha, the Partnership may consider a long-term modification of the Lease.

       During the three months ended March 31, 2002 and 2001, the Partnership distributed $114,940 and $181,581 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $8.58 and $13.44 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2002, distributions were lower, when compared to 2001, mainly because more sales proceeds were distributed in 2001.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

     10.1  Purchase  Agreement dated April 11, 2002  between  the
     Partnership and Ford Tex Investments, Inc. relating to the property at 6409 North Navarro Road, Victoria, Texas.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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