Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2002-08-14
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                   2002           2001
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   966,515     $ 1,102,307
  Receivables                                            0          30,543
                                                -----------     -----------
      Total Current Assets                         966,515       1,132,850
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,445,510       1,825,154
  Buildings and Equipment                        3,359,019       3,961,868
  Accumulated Depreciation                      (1,926,014)     (2,079,895)
                                                -----------     -----------
                                                 2,878,515       3,707,127
  Real Estate Held for Sale                        670,000               0
                                                -----------     -----------
      Net Investments in Real Estate             3,548,515       3,707,127
                                                -----------     -----------
          Total Assets                         $ 4,515,030     $ 4,839,977
                                                ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    64,215     $    79,957
  Distributions Payable                            127,405         127,335
  Deferred Income                                   13,983          29,743
                                                -----------     -----------
      Total Current Liabilities                    205,603         237,035
                                                -----------     -----------

DEFERRED INCOME - Net of Current Portion            52,511          58,457

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (45,319)        (42,383)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,265 Units outstanding                    4,302,235       4,586,868
                                                -----------     -----------
      Total Partners' Capital                    4,256,916       4,544,485
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 4,515,030     $ 4,839,977
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended         Six Months Ended
                              6/30/02      6/30/01     6/30/02        6/30/01

INCOME:
   Rent                      $ 123,208    $ 113,246   $ 229,192   $ 229,343
   Investment Income             3,522       25,102       7,100      60,007
                              ---------    ---------   ---------   ---------
        Total Income           126,730      138,348     236,292     289,350
                              ---------    ---------   ---------   ---------

EXPENSES:
   Partnership Administration-
     Affiliates                 43,173       50,848      99,767     102,097
   Partnership Administration
     and Property Management -
     Unrelated Parties          19,043       17,412      43,201      42,433
   Depreciation                 23,608       28,260      51,867      56,519
   Real Estate Impairment            0            0     106,745           0
                              ---------    ---------   ---------   ---------
        Total Expenses          85,824       96,520     301,580     201,049
                              ---------    ---------   ---------   ---------

OPERATING INCOME (LOSS)         40,906       41,828     (65,288)     88,301

GAIN ON SALE OF REAL ESTATE          0            0      59,273           0
                              ---------    ---------   ---------   ---------
NET INCOME (LOSS)            $  40,906    $  41,828   $  (6,015)  $  88,301
                              =========    =========   =========   =========

NET INCOME (LOSS) ALLOCATED:
   General Partners          $     818    $  27,418   $    (120)  $  27,883
   Limited Partners             40,088       14,410      (5,895)     60,418
                              ---------    ---------   ---------   ---------
                             $  40,906    $  41,828   $  (6,015)  $  88,301
                              =========    =========   =========   =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (13,265 and 13,371 weighted average
 Units outstanding in 2002 and 2001,
 respectively)               $    3.02    $    1.08   $    (.44)  $    4.52
                              =========    =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $    (6,015)   $    88,301

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      51,867         56,519
     Real Estate Impairment                           106,745              0
     Gain on Sale of Real Estate                      (59,273)             0
     Decrease in Receivables                           30,543          4,044
     Decrease in Payable to
        AEI Fund Management, Inc.                     (15,742)       (24,330)
     Increase (Decrease) in Deferred  Income          (21,706)        18,007
                                                   -----------    -----------
        Total Adjustments                              92,434         54,240
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                           86,419        142,541
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   59,273              0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       70      1,010,101
   Distributions to Partners                         (281,554)    (1,516,782)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (281,484)      (506,681)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (135,792)      (364,140)

CASH AND CASH EQUIVALENTS, beginning of period      1,102,307      2,839,759
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   966,515    $ 2,475,619
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(66,498)   $6,336,484   $6,269,986   13,370.65

  Distributions              (15,168)   (1,501,614)  (1,516,782)

  Net Income                  27,883        60,418       88,301
                             --------    ----------   ----------  ----------
BALANCE, June 30, 2001      $(53,783)   $4,895,288   $4,841,505   13,370.65
                             ========    ==========   ==========  ==========


BALANCE, December 31, 2001  $(42,383)   $4,586,868   $4,544,485   13,264.85

  Distributions               (2,816)     (278,738)    (281,554)

  Net Loss                      (120)       (5,895)      (6,015)
                             --------    ----------   ----------  ----------
BALANCE, June 30, 2002      $(45,319)   $4,302,235   $4,256,916   13,264.85
                             ========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     During the six months ended June 30, 2002 and 2001, the Partnership distributed $194,176 and $1,377,909 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $14.49 and $102.02 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $81,599 for the first six months of 2002 and 2001. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. At June 30, 2002, the land and building were classified as Real Estate Held for Sale. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $670,000.

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

     As of June 30, 2002 and December 31, 2001, the Partnership had recognized $95,136 and $89,190 of the payment as income. At March 31, 2002, the remaining deferred income of $2,091 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $229,192 and $229,343, respectively. During the same periods, the Partnership earned investment income of $7,100 and $60,007, respectively. In 2002, investment income decreased due to the Partnership having less money invested, due to a large distribution of sales proceeds in June, 2001, at lower money market interest rates.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. As a result, the Partnership did not collect scheduled rent of $81,599 for the first six months of 2002 and 2001. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

        In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. At June 30, 2002, the land and building were classified as Real Estate Held for Sale. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $670,000.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $99,767 and $102,097, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $43,201 and $42,433, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances decreased $135,792 as a result of distributions made in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. Net Cash provided by operating activities decreased from $142,541 in 2001 to $86,419 in 2002 mainly as a result of a decrease in income in 2002.

        In the first six months of 2002, net cash provided by investing activities was $59,273 which represented cash flow generated from the sale of real estate.

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

        During the six months ended June 30, 2002 and 2001, the Partnership distributed $194,176 and $1,377,909 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $14.49 and $102.02 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -     None.

                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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