Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2002-11-14
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Operations

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                  2002            2001
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,573,910     $ 1,102,307
  Receivables                                           0          30,543
                                               -----------     -----------
      Total Current Assets                      1,573,910       1,132,850
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,445,510       1,825,154
  Buildings and Equipment                       3,359,019       3,961,868
  Accumulated Depreciation                     (1,949,623)     (2,079,895)
                                               -----------     -----------
      Net Investments in Real Estate            2,854,906       3,707,127
                                               -----------     -----------
          Total Assets                        $ 4,428,816     $ 4,839,977
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    65,383     $    79,957
  Distributions Payable                         1,137,580         127,335
  Deferred Income                                  11,892          29,743
                                               -----------     -----------
      Total Current Liabilities                 1,214,855         237,035
                                               -----------     -----------

DEFERRED INCOME - Net of Current Portion           49,538          58,457

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (37,805)        (42,383)
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,265 Units outstanding                     3,202,228       4,586,868
                                               -----------     -----------
    Total Partners' Capital                     3,164,423       4,544,485
                                               -----------     -----------
      Total Liabilities and Partners' Capital $ 4,428,816     $ 4,839,977
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended        Nine Months Ended
                             9/30/02       9/30/01     9/30/02      9/30/01

INCOME:
   Rent                     $ 122,619    $ 112,524   $ 351,811    $ 341,867
   Investment Income            5,801       10,469      12,901       70,476
                             ---------    ---------   ---------    ---------
        Total Income          128,420      122,993     364,712      412,343
                             ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                41,024       57,827     140,791      159,924
   Partnership Administration
     and Property Management -
     Unrelated Parties          9,064       27,460      52,265       69,893
   Depreciation                23,609       28,259      75,476       84,778
   Real Estate Impairment           0       50,000     106,745       50,000
                             ---------    ---------   ---------    ---------
        Total Expenses         73,697      163,546     375,277      364,595
                             ---------    ---------   ---------    ---------

OPERATING INCOME (LOSS)        54,723      (40,553)    (10,565)      47,748

GAIN ON SALE OF REAL ESTATE     3,665            0      62,938            0
                             ---------    ---------   ---------    ---------
NET INCOME (LOSS)           $  58,388    $ (40,553)  $  52,373    $  47,748
                             =========    =========   =========    =========

NET INCOME (LOSS) ALLOCATED:
   General Partners         $  19,022    $ (12,805)  $  18,902    $  15,078
   Limited Partners            39,366      (27,748)     33,471       32,670
                             ---------    ---------   ---------    ---------
                            $  58,388    $ (40,553)  $  52,373    $  47,748
                             =========    =========   =========    =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (13,265 and 13,371 weighted average
 Units outstanding in 2002 and 2001,
 respectively)              $    2.97    $   (2.08)  $    2.52    $    2.44
                             =========    =========   =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $    52,373    $    47,748

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     75,476         84,778
     Real Estate Impairment                          106,745         50,000
     Gain on Sale of Real Estate                     (62,938)             0
     Decrease in Receivables                          30,543         10,525
     Decrease in Payable to
        AEI Fund Management, Inc.                    (14,574)       (31,836)
     Decrease in Deferred Income                     (26,770)       (11,663)
                                                  -----------    -----------
        Total Adjustments                            108,482        101,804
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         160,855        149,552
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 732,938              0
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable   1,010,245       (100,242)
    Distributions to Partners                     (1,432,435)    (1,659,173)
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (422,190)    (1,759,415)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              471,603     (1,609,863)

CASH AND CASH EQUIVALENTS, beginning of period     1,102,307      2,839,759
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,573,910    $ 1,229,896
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(66,498)   $6,336,484   $6,269,986     13,370.65

  Distributions              (16,591)   (1,642,582)  (1,659,173)

  Net Income                  15,078        32,670       47,748
                             ---------   ----------   ----------   -----------
BALANCE, September 30, 2001 $(68,011)   $4,726,572   $4,658,561     13,370.65
                             =========   ==========   ==========   ===========


BALANCE, December 31, 2001  $(42,383)   $4,586,868   $4,544,485     13,264.85

  Distributions              (14,324)   (1,418,111)  (1,432,435)

  Net Income                  18,902        33,471       52,373
                             ---------   ----------   ----------   -----------
BALANCE, September 30, 2002 $(37,805)   $3,202,228   $3,164,423     13,264.85
                             =========   ==========   ==========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. For the period from January 1, 2002 through July 2, 2002, and the first nine months of 2001, the Partnership did not collect scheduled rent of $82,477 and $110,438, respectively. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of $673,665, which resulted in a net gain of $3,665.

     During the nine months ended September 30, 2002 and 2001, the Partnership distributed $1,265,198 and $1,485,566 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $94.43 and $109.99 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.

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

     As  of  September  30,  2002  and  December  31,  2001,  the
     Partnership had recognized $98,109 and $89,190 of the payment as income.


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


The Application of Critical Accounting Policies

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $351,811 and $341,867, respectively. During the same periods, the Partnership earned investment income of $12,901 and $70,476, respectively. In 2002, investment income decreased due to the Partnership having less money invested, due to a large distribution of sales proceeds in June, 2001, at lower money market interest rates.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. For the period from January 1, 2002 through July 2, 2002, and the first nine months of 2001, the Partnership did not collect scheduled rent of $82,477 and $110,438, respectively. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

        In April, 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of $673,665, which resulted in a net gain of $3,665.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $140,791 and $159,924, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,265 and $69,893, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $471,603 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net Cash provided by operating activities increased from $149,552 in 2001 to $160,855 in 2002 as a result of a decrease in Partnership Administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2002.

        In the first nine months of 2002, net cash provided by investing activities was $732,938 which represented cash flow generated from the sale of real estate.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership distributed $1,265,198 and $1,485,566 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $94.43 and $109.99 per Limited Partnership Unit, respectively. The remainder of the sale proceeds will be distributed in future periods.


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

        On October 1, 2002, eight Limited Partners redeemed a total of 69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 174 Limited Partners redeemed 1,735.15 Partnership Units for $1,115,406. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       (a) Exhibits -
                             Description

99.1  Certification  of Chief Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of Chief Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)  Reports filed on Form 8-K -  During  the quarter ended
                                         September  30, 2002,  the
                                         Partnership  filed a Form
                                         8-K  dated  July 12, 2002
                                         reporting the disposition
                                         of    the      Applebee's
                                         restaurant  in  Victoria,
                                         Texas.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



                         CERTIFICATIONS


I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVI Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  AEI Fund Management XVI, Inc.
                                  Managing General Partner



                         CERTIFICATIONS


I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVI Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XVI, Inc.
                                  Managing General Partner