Form 10KSB
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2003-03-26
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $504,836.

As of February 28, 2003, there were 13,193.18 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,193,180.

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

        Most of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

         In November 1999, the Partnership entered into an agreement to sell the Caribou Coffee store in Atlanta, Georgia to an unrelated third party. On February 2, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,468,504, which resulted in a net gain of $273,747. At the time of sale, the cost and related accumulated depreciation was $1,247,571 and $52,814, respectively.

       In January 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $311,882, which resulted in a net gain of $628. At the time of sale, the cost and related accumulated depreciation was $450,109 and $138,855, respectively.

        In December 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the Bankruptcy Court, which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $960,230, which resulted in a net gain of $330,013. At the time of sale, the cost and related accumulated depreciation was $746,464 and $116,247, respectively.

        In November 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795, which resulted in a net gain of $59,273.

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

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. For the period from January 1, 2002 through July 2, 2002, and the year ended December 31, 2001, the Partnership did not collect scheduled rent of $82,477 and $142,687, respectively. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In April 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of $673,665, which resulted in a net gain of $3,665.

       In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

       In July 2002, the Partnership entered into an agreement to sell the Creative Years daycare center for $230,000 to the lessee. The sale is subject to numerous contingencies and may not be completed. In the fourth quarter of 2002, a charge to operations for real estate impairment of $63,177 was recognized, which was the difference between book value at December 31, 2002 of $288,177 and the estimated net sale proceeds of $225,000. The charge was recorded against the cost of the land and building.

        On December 31, 2002, the Lease term for the Grand Rapids Teachers Credit Union in Wyoming, Michigan expired. Originally, the lessee planned to move out of the building and relocate to a new building in the area. On a month-to-month basis, the lessee is renting a portion of the property for $1,250 per month while their new building is constructed. The Partnership listed the property for sale with a local real estate broker. Subsequently, the Credit Union decided they would like to purchase the property for $400,000. The Partnership is in the process of negotiating an agreement with the Credit Union for the sale of the property. At December 31, 2002, the property was classified as Real Estate Held for Sale.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the two JEMCARE daycare centers in Arlington, Texas to the lessee for $175,000 for the property on Arkansas Lane and $325,000 for the property on Matlock Avenue. In the fourth quarter of 2002, a charge to operations for real estate impairment of $114,648 was recognized for the property on Arkansas Lane, which was the difference between book value at December 31, 2002 of $282,648 and the estimated net sale proceeds of $168,000. A charge to operations for real estate impairment of $131,740 was recognized for the property located on Matlock Avenue, which was the difference between book value at December 31, 2002 of $449,740 and the estimated net sale proceeds of $318,000. The charges were recorded against the cost of the land and building. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $168,000 and 318,000, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of total rental revenue in 2002. It is anticipated that each major tenant will continue to contribute more than ten percent of total rental revenue in 2003 and future years. However, the tenant of the JEMCARE daycare centers will not continue to be a major tenant since the properties were sold in March 2003. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                                 Total Property           Annual    Annual
                        Purchase  Acquisition             Lease    Rent Per
Property                  Date      Costs     Lessee      Payment  Sq. Ft.

Creative Years Early                       Creative Years
Learning Center                            Early Learning
   Houston, TX           4/8/87 $  483,128  Centers, Inc. $ 45,663  $ 6.63

Grand Rapids Teachers
Credit Union                               Lake Michigan
   Wyoming, MI           5/1/87 $  626,240  Credit Union  $ 15,000   $ 4.34

Arby's Restaurant                             RTM Mid-
   Grand Rapids, MI      5/1/87 $  652,880  America, Inc. $ 24,000   $ 6.89

Fuddruckers Restaurant                      Fuddruckers,
   Omaha, NE           11/16/87 $1,103,787      Inc.      $145,081   $20.93

Children's World
Daycare Center                                 ARAMARK
   Sterling Heights, MI                       Educational
   (83.6514%)          11/25/87 $  729,486  Resources, Inc.$118,921  $23.02

Jiffy Lube Auto Care Center
   Dallas, TX                               Jiffy Lube of
   (25%)               12/10/87 $  154,891  Maryland, Inc  $ 25,095  $37.60

JEMCARE
   Arkansas Lane
   Arlington, TX       12/10/87 $  450,475  JEMCARE, Inc.  $ 43,125  $ 8.56

JEMCARE
   Matlock Avenue
   Arlington, TX       12/16/87 $  603,641  JEMCARE, Inc.  $ 50,164  $ 8.53

Cheddar's Restaurant
   Indianapolis, IN
   (50%)                2/16/88 $  253,747      (1)


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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 20 years, except for the Arby's restaurant, which has a Lease term of 15 years, the Creative Years daycare center, which has a Lease term of 13 years and the Credit Union, which is currently being leased on a month-to-month basis. The initial Lease terms for the JEMCARE properties, which were to expire on December 31, 2002, have been extended to March 31, 2003. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Arby's restaurant, which has renewal options that may extend the Lease term an additional 15 years, the JEMCARE properties, which have renewal options that may extend the Lease term an additional 9 years and the Jiffy Lube, which has no renewal options.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years, all properties listed above were 100% occupied except for the Cheddar's property which was 100% vacant.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,429 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2002, eight Limited Partners redeemed a total  of
69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. In prior years, a total of 174 Limited Partners redeemed 1,735.15 Partnership Units for $1,115,407. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $15,632 and $18,268 were made to the General Partners and $1,537,378 and $1,781,951 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,284,189 and $1,558,612 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $490,486 and $482,682, respectively. During the same periods, the Partnership earned investment income of $14,350 and $75,771, respectively. In 2002, investment income decreased due to the Partnership having less money invested, due to large distributions of sales proceeds in September 2002 and June 2001, and lower money market interest rates.

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. For the period from January 1, 2002 through July 2, 2002, and the year ended December 31, 2001, the Partnership did not collect scheduled rent of $82,477 and $142,687, respectively. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In April 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of $673,665, which resulted in a net gain of $3,665.

       In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

       In July 2002, the Partnership entered into an agreement to sell the Creative Years daycare center for $230,000 to the lessee. The sale is subject to numerous contingencies and may not be completed. In the fourth quarter of 2002, a charge to operations for real estate impairment of $63,177 was recognized, which was the difference between book value at December 31, 2002 of $288,177 and the estimated net sale proceeds of $225,000. The charge was recorded against the cost of the land and building.

        On December 31, 2002, the Lease term for the Grand Rapids Teachers Credit Union in Wyoming, Michigan expired. Originally, the lessee planned to move out of the building and relocate to a new building in the area. On a month-to-month basis, the lessee is renting a portion of the property for $1,250 per month while their new building is constructed. The Partnership listed the property for sale with a local real estate broker. Subsequently, the Credit Union decided they would like to purchase the property for $400,000. The Partnership is in the process of negotiating an agreement with the Credit Union for the sale of the property. At December 31, 2002, the property was classified as Real Estate Held for Sale.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the two JEMCARE daycare centers in Arlington, Texas to the lessee for $175,000 for the property on Arkansas Lane and $325,000 for the property on Matlock Avenue. In the fourth quarter of 2002, a charge to operations for real estate impairment of $114,648 was recognized for the property on Arkansas Lane, which was the difference between book value at December 31, 2002 of $282,648 and the estimated net sale proceeds of $168,000. A charge to operations for real estate impairment of $131,740 was recognized for the property located on Matlock Avenue, which was the difference between book value at December 31, 2002 of $449,740 and the estimated net sale proceeds of $318,000. The charges were recorded against the cost of the land and building. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $168,000 and 318,000, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $165,175 and $207,424, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $61,783 and $86,662, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 6%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances decreased $598,328 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. The source of the excess distributions was proceeds from property sales completed in prior years. Net Cash provided by operating activities increased from $190,937 in 2001 to $249,988 in 2002 as a result of a decrease in Partnership administration expenses in 2002 and net timing differences in the collection of payments form the lessees and the payment of expenses, which were partially offset by a decrease in income in 2002.

       During the year ended December 31, 2002, net cash provided by investing activities was $732,938 which represented cash flow generated from the sale of real estate.

        In November 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795, which resulted in a net gain of $59,273.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         During 2002 and 2001, the Partnership distributed $1,297,160 and $1,574,356 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $96.83 and $116.62 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

        During  2002, eight Limited Partners redeemed a total  of
69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 174 Limited Partners redeemed 1,735.15 Partnership Units for $1,115,407. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               14

Balance Sheet as of December 31, 2002 and 2001               15

Statements for the Years Ended December 31, 2002 and 2001:

     Operations                                              16

     Cash Flows                                              17

     Changes in Partners' Capital                            18

Notes to Financial Statements                           19 - 30




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund XVI Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.









Minneapolis, Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003               Certified Public Accountants

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                               2002       2001
CURRENT ASSETS:
  Cash and Cash Equivalents                $  503,979  $1,102,307
  Receivables                                   9,242      30,543
                                           ----------   ---------
      Total Current Assets                    513,221   1,132,850
                                           ----------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                      1,091,754   1,825,154
  Buildings and Equipment                   2,776,970   3,961,868
  Accumulated Depreciation                 (1,704,551) (2,079,895)
                                           ----------   ---------
                                            2,164,173   3,707,127
  Real Estate Held for Sale                   357,560           0
                                           ----------   ---------
      Net Investments in Real Estate        2,521,733   3,707,127
                                           ----------   ---------
          Total Assets                     $3,034,954  $4,839,977
                                            =========   =========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.     $   58,418  $   79,957
  Distributions Payable                       109,228     127,335
  Deferred Income                              13,983      29,743
                                           ----------   ---------
      Total Current Liabilities               181,629     237,035
                                           ----------   ---------

DEFERRED INCOME - Net of Current Portion       46,565      58,457

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  0     (42,383)
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,195 and 13,265 Units outstanding
     in 2002 and 2001, respectively         2,806,760   4,586,868
                                           ----------   ---------
      Total Partners' Capital               2,806,760   4,544,485
                                           ----------   ---------
           Total Liabilities and
           Partners' Capital               $3,034,954  $4,839,977
                                            =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 3l


                                               2002       2001

INCOME:
  Rent                                     $  490,486  $  482,682
  Investment Income                            14,350      75,771
                                            ---------   ---------
      Total Income                            504,836     558,453
                                            ---------   ---------

EXPENSES:
  Partnership Administration - Affiliates 165,175 207,424 Partnership Administration and Property
     Management - Unrelated Parties            61,783      86,662
  Depreciation                                 99,084     113,037
  Real Estate Impairment                      416,310      50,000
                                            ---------   ---------
      Total Expenses                          742,352     457,123
                                            ---------   ---------

OPERATING INCOME (LOSS)                      (237,516)    101,330

GAIN ON SALE OF REAL ESTATE                    62,938           0
                                            ---------   ---------
NET INCOME (LOSS)                          $ (174,578) $  101,330
                                             ========    ========

NET INCOME (LOSS) ALLOCATED:
  General Partners                         $   58,015  $   42,383
  Limited Partners                           (232,593)     58,947
                                            ---------   ---------
                                           $ (174,578) $  101,330
                                             ========    ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
(13,247 and 13,344 weighted average Units
outstanding in 2002 and 2001, respectively)$   (17.56) $     4.42
                                             ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $(174,578)  $ 101,330

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                            99,084    113,037
     Real Estate Impairment                 416,310     50,000
     Gain on Sale of Real Estate           (62,938)          0
     (Increase) Decrease in Receivables      21,301   (20,018)
     Decrease in Payable to
        AEI Fund Management, Inc.          (21,539)   (44,281)
     Decrease in Deferred Income           (27,652)    (9,131)
                                          ---------   ---------
       Total Adjustments                    424,566     89,607
                                          ---------   ---------
       Net Cash Provided By
           Operating Activities             249,988    190,937
                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate         732,938          0
                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable         (18,107)  (101,558)
  Distributions to Partners              (1,552,907)(1,799,950)
  Redemption Payments                       (10,240)   (26,881)
                                          ---------   ---------
       Net Cash Used For
           Financing Activities          (1,581,254) (1,928,389)
                                          ---------   ---------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                    (598,328) (1,737,452)

CASH AND CASH EQUIVALENTS,
beginning of period                       1,102,307   2,839,759
                                          ---------   ---------
CASH AND CASH EQUIVALENTS,
end of period                           $   503,979  $1,102,307
                                           ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                                General    Limited                   Units
                               Partners   Partners         Total  Outstanding


BALANCE, December 31, 2000   $ (66,498)  $ 6,336,484   $ 6,269,986  13,370.65

  Distributions                (17,999)   (1,781,951)   (1,799,950)

  Redemption Payments             (269)      (26,612)      (26,881)   (105.80)

  Net Income                    42,383        58,947       101,330
                              --------     ---------      --------   --------
BALANCE, December 31, 2001     (42,383)    4,586,868     4,544,485  13,264.85

  Distributions                (15,529)   (1,537,378)   (1,552,907)

  Redemption Payments             (103)      (10,137)      (10,240)    (69.67)

  Operating Loss                (4,750)     (232,766)     (237,516)

  Gain on Sale of Real Estate   62,765           173        62,938
                              --------     ---------      --------   --------
BALANCE, December 31, 2002   $       0   $ 2,806,760   $ 2,806,760  13,195.18
                              ========     =========     =========  =========









 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rent increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:
                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                   2002       2001

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 165,175  $ 207,424
                                                 ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  61,783  $  86,662
                                                 ========   ========
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $     921  $       0
                                                 ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Arby's restaurant, which has a Lease term of 15 years, the Creative Years daycare center, which has a Lease term of 13 years and the Credit Union, which is currently being leased on a month-to-month basis. The initial Lease terms for the JEMCARE properties, which were to expire on December 31, 2001, have been extended to March 31, 2003. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Arby's restaurant, which has renewal options that may extend the Lease term an additional 15 years, the JEMCARE properties, which have renewal options that may extend the Lease term an additional 9 years and the Jiffy Lube, which has no renewal options. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant buildings. The Creative Years daycare center was constructed in 1984. The Fuddruckers restaurant was constructed in 1985 and remodeled in 1987. All other properties were constructed in 1986 or 1987. All properties were acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2002  are   as
     follows:

                                       Buildings and          Accumulated
Property                         Land    Equipment    Total   Depreciation

Creative Years, Houston, TX  $  115,361 $  304,590 $  419,951  $  194,951
Arby's, Grand Rapids, MI        195,229    457,651    652,880     267,421
Fuddruckers, Omaha, NE          260,157    843,630  1,103,787     554,657
Children's World,
  Sterling Heights, MI          138,133    591,353    729,486     315,304
Jiffy Lube, Dallas, TX           65,919     88,972    154,891      50,489
JEMCARE, Arlington, TX           88,095    247,732    335,827     167,827
JEMCARE, Arlington, TX          228,860    243,042    471,902     153,902
                              ---------  --------   ---------   ---------
                             $1,091,754 $2,776,970 $3,868,724  $1,704,551
                               ========   ========   ========    ========

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In November 2000, the Partnership sold 9,576 square feet of land from the Fuddruckers' property in Omaha, Nebraska, pursuant to a Right-Of-Way Agreement with the City of Omaha Public Works. The Partnership received net proceeds of $216,593, which resulted in a gain of $168,838. The original cost of the parcel of land was $47,755. The Partnership believed the City of Omaha undervalued the land and negotiated to receive additional proceeds. In March 2002, the City of Omaha approved a settlement and paid the Partnership additional gross proceeds of $69,795, which resulted in a net gain of $59,273.

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

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurant in Victoria, Texas filed for reorganization. RDC closed the restaurant, rejected the Lease and returned possession of the property to the Partnership. For the period from January 1, 2002 through July 2, 2002, and the year ended December 31, 2001, the Partnership did not collect scheduled rent of $82,477 and $142,687, respectively. These amounts were not accrued for financial reporting purposes. The Partnership listed the property for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

     In April 2002, the Partnership received an offer to buy the restaurant for $725,000 from an unrelated third party. In the first quarter of 2002, a charge to operations for real estate impairment of $106,745 was recognized, which was the difference between the book value at March 31, 2002 of $776,745 and the estimated net sales proceeds of $670,000. The charge was recorded against the cost of the land and building. On July 3, 2002, the sale closed with the Partnership receiving net sale proceeds of $673,665, which resulted in a net gain of $3,665.

     During 2002 and 2001, the Partnership distributed $1,297,160 and $1,574,356 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $96.83 and $116.62 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,747 was recognized, which is the difference between the book value at December 31, 2000 of $174,747 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

     In July 2002, the Partnership entered into an agreement to sell the Creative Years daycare center for $230,000 to the lessee. The sale is subject to numerous contingencies and may not be completed. In the fourth quarter of 2002, a charge to operations for real estate impairment of $63,177 was recognized, which was the difference between book value at December 31, 2002 of $288,177 and the estimated net sale proceeds of $225,000. The charge was recorded against the cost of the land and building.

     On December 31, 2002, the Lease term for the Grand Rapids Teachers Credit Union in Wyoming, Michigan expired. Originally, the lessee planned to move out of the building and relocate to a new building in the area. On a month-to-month basis, the lessee is renting a portion of the property for $1,250 per month while their new building is constructed. The Partnership listed the property for sale with a local real estate broker. Subsequently, the Credit Union decided they would like to purchase the property for $400,000. The Partnership is in the process of negotiating an agreement with the Credit Union for the sale of the property. At December 31, 2002, the property was classified as Real Estate Held for Sale.

     Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the two JEMCARE daycare centers in Arlington, Texas to the lessee for $175,000 for the property on Arkansas Lane and $325,000 for the property on Matlock Avenue. In the fourth quarter of 2002, a charge to operations for real estate impairment of $114,648 was recognized for the property on Arkansas Lane, which was the difference between book value at December 31, 2002 of $282,648 and the estimated net sale proceeds of $168,000. A charge to operations for real estate impairment of $131,740 was recognized for the property located on Matlock Avenue, which was the difference between book value at December 31, 2002 of $449,740 and the estimated net sale proceeds of $318,000. The charges were recorded against the cost of the land and building. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $168,000 and 318,000, respectively.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003            $  394,883
                       2004               324,989
                       2005               324,989
                       2006               324,989
                       2007               263,456
                                         --------
                                       $1,633,306
                                         ========

     In 2002 and 2001, the Partnership recognized contingent rents of $38,846 and $112,407, respectively.

 (5) DEFERRED INCOME -

     In June 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in Omaha, Nebraska, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Leases to reduce the base rent from $167,699 to $145,081. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $159,539. The lump sum payment will be recognized as income over the remainder of the Lease term which expires November 30, 2007 using the straight line method.

     Through December 31, 2002 and 2001, the Partnership had recognized $101,082 and $89,190 of the payment as income. The remaining deferred income of $2,091 was prepaid rent related to certain other Partnership properties as of December 31, 2002.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                             2002       2001
      Tenants                Industry

     Fuddruckers, Inc.        Restaurant  $ 154,563  $ 113,972
     ARAMARK Educational
         Resources, Inc.      Child Care    116,619    114,415
     JEMCARE, Inc.            Child Care     93,289     93,289
                                           --------   --------

     Aggregate rent revenue of major
     tenants                              $ 364,471  $ 321,676
                                           ========   ========

     Aggregate rent revenue of major tenants
     as a percentage of total rent revenue      74%        67%
                                           ========   ========

(7) PARTNERS' CAPITAL -

     Cash distributions of $15,632 and $18,268 were made to the General Partners and $1,537,378 and $1,781,951 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $116.05 and $133.54 per Limited Partnership Unit outstanding using 13,247 and 13,344 weighted average Units in 2002 and 2001, respectively. The distributions represent $-0- and $2.41 per Unit of Net Income and $116.05 and $131.13 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,284,189 and $1,558,612 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7) PARTNERS' CAPITAL - (Continued)

     During  2002,  eight Limited Partners redeemed  a  total  of
     69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement The Partnership acquired these Units using Net Cash Flow from operations. In 2001, nine Limited Partners redeemed a total of 105.80 Partnership Units for $26,612. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $600.18 per original $1,000 invested.

 (8) INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2002       2001
     Net Income (Loss) for Financial
      Reporting Purposes                  $(174,578)  $ 101,330

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                     (3,504)     (4,105)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                      9,587     (77,830)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                          0     (20,050)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes       416,310      50,000

     Gain on Sale of Real Estate for Tax
      Purposes Over (Under) Gain for
      Financial Reporting Purposes         (522,088)     62,595
                                           --------    --------
           Taxable Income (Loss)
           to Partners                  $  (274,273) $  111,940
                                           ========    ========

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             2002       2001

     Partners' Capital for
      Financial Reporting Purposes        $2,806,760  $4,544,485

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                     816,889     863,576

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                     144,332     197,340

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes         1,981,686   1,981,686
                                           ---------   ---------
           Partners' Capital for
              Tax Reporting Purposes      $5,749,667 $7,587,087
                                            ========   ========
(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                              _______2002_______      _______2001_______
                             Carrying     Fair        Carrying    Fair
                              Amount     Value         Amount    Value

     Cash                    $      0   $      0   $      195  $      195
     Money Market Funds       503,979    503,979    1,102,112   1,102,112
                              -------    -------     --------    --------
        Total Cash and
            Cash Equivalents $503,979   $503,979   $1,102,307  $1,102,307
                              =======    =======     ========    ========

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September 1986, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                          Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XVI, Inc.                 2            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*   Less than 1%
**  Mr.  Larson  resigned as an officer of the  Managing  General
    Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2002, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                                      Amount Incurred From
 Receiving             Form and Method          Inception (February 6, 1987)
Compensation           of Compensation                To December 31, 2002

AEI Securities,Inc. Selling Commissions equal to 9% of proceeds   $1,500,000
                    plus a 1% nonaccountable expense allowance, most of which was reallowed to Participating
                    Dealers.

General Partners    Reimbursement at Cost for other Organization  $  487,080
and Affiliates      and Offering Costs.

General Partners    Reimbursement at Cost for all Acquisition     $  215,052
and Affiliates      Expenses


General Partners    Reimbursement at Cost for all Administrative  $3,248,150
and Affiliates      Expenses attributable to the Fund, including
                    all expenses related to management and
                    disposition of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners    Reimbursement at Cost for all expenses        $   31,771
and Affiliates      related to the disposition of the Fund's
                    properties.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Person or Entity                                        Amount Incurred From
 Receiving             Form and Method           Inception (February 6, 1987)
Compensation           of Compensation                  To December 31, 2002

General  Partners   1% of Net Cash Flow in any fiscal year until  $  121,990
                    the Limited Partners have received annual, non-cumulative distributions of Net Cash
                    Flow equal to 10% of their Adjusted Capital
                    Contributions and 10% of any remaining Net
                    Cash Flow in such fiscal year.

General Partners    15% of distribution of Net Proceeds of Sale   $   71,520
                    other than distributions necessary to restore
                    Adjusted Capital Contributions and provide a 6% cumulative return to Limited Partners.
                    The General Partners will receive only 1% of distributions of Net Proceeds of Sale until the Limited Partners have received an amount equal to: (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted
                    Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

             A.   Exhibits -
                               Description

     10.1 Purchase Agreement dated April 11, 2002 between the Partnership and Ford Tex Investments, Inc. relating to the property at 6409 North Navarro Road, Victoria, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on April 30, 2002).

     10.2 Purchase Agreement dated February 1, 2003 between the Partnership and Jem Care, Inc. relating to the property at 5900 Matlock Avenue, Arlington, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 8,
     2003).

     10.3 Purchase Agreement dated February 1, 2003 between the Partnership and Jem Care, Inc. relating to the property at 1951 E. Arkansas Lane, Arlington, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 8,
     2003).

     10.4 Purchase Agreement dated July 30, 2002 between the Partnership and Edward A. Routzong and Pamela C. Baca relating to the property at 17135 Keith Harrow Boulevard, Houston, Texas.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

           A.   Exhibits -
                             Description

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           B. Reports on Form 8-K -   None.


ITEM 14.        CONTROLS AND PROCEDURES.

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

                               AEI REAL ESTATE FUND XVI
                               Limited Partnership
                               By: AEI Fund Management XVI, Inc.
                                   Its Managing General Partner


March 26, 2003                 By:  /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson    President (Principal Executive Officer) March 26, 2003
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/Patrick W. Keene      Chief Financial Officer and Treasurer   March 26, 2003
Patrick W. Keene         (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVI Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 26, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVI, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVI Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a)  all significant deficiencies in the design or operation
of   internal   controls   which  could  adversely   affect   the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 26, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVI, Inc.
                                 Managing General Partner