Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2003-05-12
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-16555


             AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1571166__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


        _________________Not Applicable_________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP


                              INDEX


                                                       Page

PART I.   FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                        3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                     4

               Cash Flows                                 5

               Changes in Partners' Capital               6

             Notes to Financial Statements              7 - 11

    Item 2.  Management's Discussion and Analysis      11 - 15

    Item 3.  Controls and Procedures                     15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                           15

    Item 2.  Changes in Securities                       15

    Item 3.  Defaults Upon Senior Securities             15

    Item 4.  Submission of Matters to a
             Vote of Security Holders                    16

    Item 5.  Other Information                           16

    Item 6.  Exhibits and Reports on Form 8-K            16

                 Signatures                              16

                 Certifications                        17 -18

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003        2002
CURRENT ASSETS:
  Cash and Cash Equivalents               $1,343,397   $ 503,979
  Receivables                                      0       9,242
                                            --------    --------
      Total Current Assets                 1,343,397     513,221
                                            --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                       774,799   1,091,754
  Buildings and Equipment                  2,286,196   2,776,970
  Accumulated Depreciation                (1,398,203) (1,704,551)
                                            --------    --------
                                           1,662,792   2,164,173
  Real Estate Held for Sale                        0     357,560
                                            --------    --------
      Net Investments in Real Estate       1,662,792   2,521,733
                                            --------    --------
          Total Assets                    $3,006,189  $3,034,954
                                           =========   =========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  27,722   $   58,418
  Distributions Payable                     614,280      109,228
  Deferred Income                            14,983       13,983
                                           --------    ---------
      Total Current Liabilities             656,985      181,629
                                           --------    ---------

DEFERRED INCOME - Net of Current Portion     43,592       46,565

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                0            0
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,195 Units outstanding             2,305,612    2,806,760
                                          ---------    ---------
      Total Partners' Capital             2,305,612    2,806,760
                                          ---------    ---------
           Total Liabilities and
           Partners' Capital            $ 3,006,189  $ 3,034,954
                                          =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $ 129,174  $ 105,984
   Investment Income                          1,434      3,578
                                           --------   --------
        Total Income                        130,608    109,562
                                           --------   --------

EXPENSES:
   Partnership Administration - Affiliates 29,015 56,594 Partnership Administration and Property
      Management - Unrelated Parties         12,252     24,158
      Depreciation                           17,736     28,259
   Real Estate Impairment                         0    106,745
                                           --------   --------
        Total Expenses                       59,003    215,756
                                           --------   --------

OPERATING INCOME (LOSS)                      71,605   (106,194)

GAIN ON SALE OF REAL ESTATE                  52,771     59,273
                                           --------   --------
NET INCOME (LOSS)                         $ 124,376   $(46,921)
                                           ========   ========

NET INCOME (LOSS) ALLOCATED:
   General Partners                       $   6,255  $    (938)
   Limited Partners                         118,121    (45,983)
                                           --------   --------
                                          $ 124,376  $ (46,921)
                                          =========  =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
  (13,195 and 13,265 weighted average
    Units outstanding in 2003 and 2002,
    respectively)                         $    8.95  $   (3.47)
                                          =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                  2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           $ 124,376  $  (46,921)

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                 17,736      28,259
     Real Estate Impairment                            0     106,745
     Gain on Sale of Real Estate                 (52,771)    (59,273)
     Decrease in Receivables                       9,242      16,716
     Decrease in Payable to
        AEI Fund Management, Inc.                (30,696)    (34,417)
     Decrease in Deferred Income                  (1,973)    (19,005)
                                               ---------   ---------
        Total Adjustments                        (58,462)     39,025
                                               ---------   ---------
        Net Cash Provided By (Used For)
            Operating Activities                  65,914      (7,896)
                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate             893,976      59,273
                                               ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distribution Payable              505,052           0
   Distributions to Partners                    (625,524)   (140,777)
                                               ---------   ---------
        Net Cash Used For
            Financing Activities                (120,472)   (140,777)
                                               ---------   ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                    839,418     (89,400)

CASH AND CASH EQUIVALENTS,
beginning of  period                             503,979   1,102,307
                                               ---------   ---------
CASH AND CASH EQUIVALENTS, end of period      $1,343,397  $1,012,907
                                               =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                               General   Limited                  Units
                              Partners   Partners       Total  Outstanding


BALANCE, December 31, 2001  $ (42,383)  $4,586,868   $4,544,485  13,264.85

  Distributions                (1,408)    (139,369)    (140,777)

  Net Loss                       (938)     (45,983)     (46,921)
                            ---------    ---------    ---------  ---------
BALANCE, March 31, 2002    $  (44,729)  $4,401,516   $4,356,787  13,264.85
                            =========    =========    =========  =========


BALANCE, December 31, 2002 $        0   $2,806,760   $2,806,760  13,195.18

  Distributions                (6,255)    (619,269)    (625,524)

  Net Income                    6,255      118,121      124,376
                            ---------    ---------    ---------  ---------
BALANCE, March 31, 2003    $        0   $2,305,612   $2,305,612  13,195.18
                            =========    =========    =========  =========





 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

 (3) INVESTMENTS IN REAL ESTATE - (Continued)

     On December 31, 2002, the Lease term for the Grand Rapids Teachers Credit Union in Wyoming, Michigan expired. Originally, the lessee planned to move out of the building and relocate to a new building in the area. On a month-to-month basis, the lessee rented a portion of the property for $1,250 per month while their new building was constructed. The Partnership listed the property for sale with a local real estate broker. Subsequently, the Credit Union decided to purchase the property for $400,000. On March 28, 2003, the sale closed with the Partnership receiving net sale proceeds of $399,184, which resulted in a net gain of $41,624. At the time of sale, the cost and related accumulated depreciation was $626,240 and $268,680, respectively. At December 31, 2002, the property was classified as Real Estate Held for Sale.

     In February 2003, the Partnership entered into an agreement to sell the two JEMCARE daycare centers in Arlington, Texas to the lessee for $175,000 for the property on Arkansas Lane and $325,000 for the property on Matlock Avenue. In the fourth quarter of 2002, a charge to operations for real estate impairment of $114,648 was recognized for the property on Arkansas Lane, which was the difference between book value at December 31, 2002 of $282,648 and the estimated net sale proceeds of $168,000. A charge to operations for real estate impairment of $131,740 was recognized for the property located on Matlock Avenue, which was the difference between book value at December 31, 2002 of $449,740 and the estimated net sale proceeds of $318,000. The charges were recorded against the cost of the land and building. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $172,822 for the property on Arkansas Lane, which resulted in a net gain of $5,935. At the time of sale, the cost and related accumulated depreciation was $335,827 and $168,940, respectively. The Partnership received $321,970 for the property on Matlock Avenue, which resulted in a net gain of $5,212. At the time of sale, the cost and related accumulated depreciation was $471,902 and $155,144, respectively.

     During the first three months of 2003 and 2002, the Partnership distributed $539,156 and $114,940 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $40.45 and $8.58 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.


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

     Through   March  31,  2003  and  December  31,   2002,   the
     Partnership had recognized $104,055 and $101,082 of the payment as income. At March 31, 2003, the remaining deferred income of $3,091 was prepaid rent related to certain other Partnership properties.


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







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $129,174 and $105,984, respectively. During the same periods, the Partnership earned investment income of $1,434 and $3,578, respectively. In 2003, rental income was higher than in 2002 mainly as a result of a percentage rent payment received on one property in 2003 and temporary rent modifications on two properties reduced rental income in 2002.

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

        On December 31, 2002, the Lease term for the Grand Rapids Teachers Credit Union in Wyoming, Michigan expired. Originally, the lessee planned to move out of the building and relocate to a new building in the area. On a month-to-month basis, the lessee rented a portion of the property for $1,250 per month while their new building was constructed. The Partnership listed the property for sale with a local real estate broker. Subsequently, the Credit Union decided to purchase the property for $400,000. On March 28, 2003, the sale closed with the Partnership receiving net sale proceeds of $399,184, which resulted in a net gain of $41,624. At the time of sale, the cost and related accumulated depreciation was $626,240 and $268,680, respectively. At December 31, 2002, the property was classified as Real Estate Held for Sale.

         In February 2003, the Partnership entered into an agreement to sell the two JEMCARE daycare centers in Arlington, Texas to the lessee for $175,000 for the property on Arkansas Lane and $325,000 for the property on Matlock Avenue. In the fourth quarter of 2002, a charge to operations for real estate impairment of $114,648 was recognized for the property on Arkansas Lane, which was the difference between book value at December 31, 2002 of $282,648 and the estimated net sale proceeds of $168,000. A charge to operations for real estate impairment of $131,740 was recognized for the property located on Matlock Avenue, which was the difference between book value at December 31, 2002 of $449,740 and the estimated net sale proceeds of $318,000. The charges were recorded against the cost of the land and building. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $172,822 for the property on Arkansas Lane, which resulted in a net gain of
$5,935. At the time of sale, the cost and related accumulated depreciation was $335,827 and $168,940, respectively. The Partnership received $321,970 for the property on Matlock Avenue, which resulted in a net gain of $5,212. At the time of sale, the cost and related accumulated depreciation was $471,902 and $155,144, respectively.

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $29,015 and $56,594, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,252 and $24,158, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $839,418 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net Cash provided by operating activities increased from $(7,896) in 2002 to $65,914 in 2003 mainly as a result of an increase in income and a decrease in Partnership administration expenses in 2003.

       During the three months ended March 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $893,976 and $59,273, respectively.

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

        During the first three months of 2003 and 2002, the Partnership distributed $539,156 and $114,940 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $40.45 and $8.58 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b. Reports filed on Form 8-K - During   the    quarter   ended
                                     March 31, 2003, the Partnership
                                     filed a Form 8-K dated March 8,
                                     2003 reporting the  disposition
                                     of two JEMCARE daycare  centers
                                     in Arlington, Texas.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)
                         CERTIFICATIONS

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVI, Inc.
                                 Managing General Partner


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVI, Inc.
                                 Managing General Partner