Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2003-08-14
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-16555


             AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1571166__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


            ______________Not Applicable_____________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements               7 - 12

    Item 2. Management's Discussion and Analysis   13 - 16

    Item 3. Controls and Procedures                   17

PART II. Other Information

    Item 1. Legal Proceedings                         17

    Item 2. Changes in Securities                     17

    Item 3. Defaults Upon Senior Securities           17

    Item 4. Submission of Matters to a Vote of
            Security Holders                          17

    Item 5. Other Information                         17

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    18

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002
CURRENT ASSETS:
  Cash and Cash Equivalents               $  779,711  $  503,979
  Receivables                                      0       9,242
                                           ---------  ----------
      Total Current Assets                   779,711     513,221
                                           ---------  ----------
INVESTMENTS IN REAL ESTATE:
  Land                                       579,570   1,091,754
  Buildings and Equipment                  1,828,546   2,776,970
  Accumulated Depreciation                (1,139,527) (1,704,551)
                                           ---------  ----------
                                           1,268,589   2,164,173
  Real Estate Held for Sale                  255,000     357,560
                                           ---------  ----------
      Net Investments in Real Estate       1,523,589   2,521,733
                                           ---------  ----------
          Total Assets                    $2,303,300  $3,034,954
                                            ========    ========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   13,736  $   58,418
  Distributions Payable                      404,492     109,228
  Deferred Income                             14,983      13,983
                                           ---------  ----------
      Total Current Liabilities              433,211     181,629
                                           ---------  ----------

DEFERRED INCOME - Net of Current Portion      40,619      46,565

PARTNERS' CAPITAL:
  General Partners                                 0           0
  Limited Partners, $1,000 Unit value;
     15,000 Units authorized and issued;
     13,195 Units outstanding              1,829,470   2,806,760
                                           ---------  ----------
      Total Partners' Capital              1,829,470   2,806,760
                                           ---------  ----------
          Total Liabilities and
            Partners' Capital             $2,303,300  $3,034,954
                                            ========    ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended     Six Months Ended
                                6/30/03    6/30/02     6/30/03  6/30/02

RENTAL INCOME                   $ 89,263  $ 84,604    $ 191,634 $ 151,983

EXPENSES:
   Partnership Administration -
    Affiliates                    12,962    43,173       41,977    99,767
   Partnership Administration
    and Property Management -
    Unrelated Parties              5,177     5,398       15,278  11,107
   Depreciation                   12,063    12,603       24,126  25,205
                                 -------   -------      ------- -------
        Total Expenses            30,202    61,174       81,381 136,079
                                 -------   -------      ------- -------

OPERATING INCOME                  59,061    23,430      110,253  15,904

OTHER INCOME:
   Interest Income                 1,897     3,522        3,331   7,100
   Gain on Sale of Real Estate         0         0            0  59,273
                                 -------   -------      ------- -------
        Total Other Income         1,897     3,522        3,331  66,373
                                 -------   -------      ------- -------
INCOME FROM CONTINUING
   OPERATIONS                     60,958    26,952      113,584  82,277

Income (Loss) from Discontinued
   Operations                   (122,164)   13,954      (50,414)(88,292)
                                 -------   -------      ------- -------
NET INCOME (LOSS)               $(61,206) $ 40,906     $ 63,170 $(6,015)
                                 =======   =======      ======= =======

NET INCOME (LOSS) ALLOCATED:
   General Partners             $  4,149  $    818     $ 10,404 $  (120)
   Limited Partners              (65,355)   40,088       52,766  (5,895)
                                 -------   -------      ------- -------
                                $(61,206) $ 40,906     $ 63,170 $(6,015)
                                 =======   =======      ======= =======
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations        $   4.57  $   1.99     $   8.52 $  6.08
   Discontinued Operations         (9.52)     1.03        (4.52)  (6.52)
                                 -------   -------      ------- -------
        Total                   $  (4.95) $   3.02     $   4.00 $  (.44)
                                  ======    ======       ======  ======
Weighted Average Units
 Outstanding                      13,195    13,265       13,195  13,265
                                  ======    ======       ======  ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                      $  63,170  $  (6,015)

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                            33,117     51,867
     Real Estate Impairment                 123,823    106,745
     Gain on Sale of Real Estate            (52,771)   (59,273)
     Decrease in Receivables                  9,242     30,543
     Decrease in Payable to
        AEI Fund Management, Inc.           (44,682)   (15,742)
     Decrease in Deferred Income             (4,947)   (21,706)
                                           --------   --------
        Total Adjustments                    63,782     92,434
                                           --------   --------
        Net Cash Provided By
           Operating Activities             126,952     86,419
                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate        893,976     59,273
                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable        295,264         70
      Distributions to Partners          (1,040,460)  (281,554)
                                           --------   --------
        Net Cash Used For
           Financing Activities            (745,196)  (281,484)
                                           --------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     275,732   (135,792)

CASH AND CASH EQUIVALENTS,
 beginning of period                        503,979  1,102,307
                                           --------   --------
CASH AND CASH EQUIVALENTS,
 end of period                           $  779,711  $ 966,515
                                            =======    =======

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners     Total      Outstanding


BALANCE, December 31, 2001  $(42,383) $4,586,868   $4,544,485   13,264.85

  Distributions               (2,816)   (278,738)    (281,554)

  Net Loss                      (120)     (5,895)      (6,015)
                            --------   ---------    ---------   ---------
BALANCE, June 30, 2002      $(45,319) $4,302,235   $4,256,916   13,264.85
                             =======    ========     ========    ========


BALANCE, December 31, 2002  $      0  $2,806,760   $2,806,760   13,195.18

  Distributions              (10,404) (1,030,056)  (1,040,460)

  Net Income                  10,404      52,766       63,170
                            --------   ---------    ---------   ---------
BALANCE, June 30, 2003      $      0  $1,829,470   $1,829,470   13,195.18
                             =======    ========     ========    ========






 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 100% to the Limited Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)
(5)  INVESTMENTS IN REAL ESTATE -

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

     In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,582,000, which will result in a net gain of approximately $1,045,000.

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

     During the first six months of 2003 and 2002, the Partnership distributed $879,069 and $194,176 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $65.96 and $14.49 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

(6)  PAYABLE TO AEI FUND MANAGEMENT -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS -

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

     In May 2003, the Partnership entered into an agreement to sell the Arby's restaurant in Grand Rapids, Michigan for $285,000 to an unrelated third party. In the second quarter of 2003, a charge to operations for real estate impairment of $123,823 was recognized, which was the difference between the book value at June 30, 2003 of $378,823 and the estimated net sales proceeds of $255,000. The charge was recorded against the cost of the land and building. At June 30, 2003, the property was classified as Real Estate Held for Sale. On July 11, 2003, the sale closed with the
     Partnership  receiving  net sale proceeds  of  approximately
     $255,000.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                               Three Months Ended     Six Months Ended
                               6/30/03    6/30/02     6/30/03  6/30/02

Rental Income                  $ 5,839   $ 38,604    $ 32,642 $  77,209
Property Management Expenses      (862)   (13,645)     (3,013)  (32,094)
Depreciation                    (3,318)   (11,005)     (8,991)  (26,662)
Real Estate Impairment        (123,823)         0    (123,823) (106,745)
Gain on Disposal of Real Estate      0          0      52,771         0
                               -------    -------     -------   -------
   Income (Loss) from
    Discontinued Operations $ (122,164)  $ 13,954   $ (50,414)$ (88,292)
                               =======    =======     =======   =======

(8)  DEFERRED INCOME -

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

     Through June 30, 2003 and December 31, 2002, the Partnership had recognized $107,028 and $101,082 of the payment as income. At June 30, 2003, the remaining deferred income of $3,091 was prepaid rent related to certain other Partnership properties.

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $224,276 and $229,192, respectively. During the same periods, the Partnership earned interest income of $3,331 and $7,100, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by a percentage rent payment received on one property in 2003 and temporary rent modifications on two properties reduced rental income in 2002.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In May 2003, the Partnership entered into an agreement to sell the Arby's restaurant in Grand Rapids, Michigan for $285,000 to an unrelated third party. In the second quarter of 2003, a charge to operations for real estate impairment of $123,823 was recognized, which was the difference between the book value at June 30, 2003 of $378,823 and the estimated net sales proceeds of $255,000. The charge was recorded against the cost of the land and building. At June 30, 2003, the property was classified as Real Estate Held for Sale. On July 11, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $255,000.

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $41,977 and $99,767, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,291 and $43,201, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $275,732 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net Cash provided by operating activities increased from $86,419 in 2002 to $126,952 in 2003 as a result of a decrease in Partnership administration expenses in 2003, which was partially offset by a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $893,976 and $59,273, respectively.

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

        In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,582,000, which will result in a net gain of approximately $1,045,000.

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

         During the first six months of 2003 and 2002, the Partnership distributed $879,069 and $194,176 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $65.96 and $14.49 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Purchase Agreement dated February 28, 2003 between the Partnership and Lake Michigan Credit Union relating to the Property at 3870 S Division, Wyoming Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 2,
    2003).

    10.2 Purchase  Agreement  dated  May  22,  2003  between  the
    Partnership and 55 28th Street SW LLC relating to the property at 850-28th Street SE, Grand Rapids, Michigan.

    10.3 Purchase  Agreement  dated  May  22,  2003  between  the
    Partnership and Steven R. Schell relating to the property at 7059 Dodge Street, Omaha, Nebraska.

    31.1 Certification   of Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of  Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification  of Chief Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b.    Reports filed on Form  8-K  -

                              During  the quarter ended June  30,
                              2003, the Partnership filed a  Form
                              8-K  dated  April 2, 2003 reporting
                              the   disposition   of   the   Lake
                              Michigan  Credit Union in  Wyoming,
                              Michigan.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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