Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2003-11-13
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                     2003           2002
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,525,336    $   503,979
  Receivables                                              0          9,242
                                                  -----------    -----------
      Total Current Assets                         2,525,336        513,221
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               204,052      1,091,754
  Buildings and Equipment                            680,326      2,776,970
  Accumulated Depreciation                          (381,641)    (1,704,551)
                                                  -----------    -----------
                                                     502,737      2,164,173
  Real Estate Held for Sale                                0        357,560
                                                  -----------    -----------
      Net Investments in Real Estate                 502,737      2,521,733
                                                  -----------    -----------
          Total Assets                           $ 3,028,073    $ 3,034,954
                                                  ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    13,296    $    58,418
  Distributions Payable                            1,814,009        109,228
  Deferred Income                                      2,091         13,983
                                                  -----------    -----------
      Total Current Liabilities                    1,829,396        181,629
                                                  -----------    -----------

DEFERRED INCOME - Net of Current Portion                   0         46,565

PARTNERS' CAPITAL:
  General Partners                                         0              0
  Limited Partners, $1,000 Unit value;
   15,000 Units authorized and issued;
   13,195 Units outstanding                        1,198,677      2,806,760
                                                  -----------    -----------
      Total Partners' Capital                      1,198,677      2,806,760
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $ 3,028,073    $ 3,034,954
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                 9/30/03      9/30/02    9/30/03     9/30/02

RENTAL INCOME                 $   36,005  $   35,364  $  108,012   $  104,457

EXPENSES:
   Partnership Administration -
    Affiliates                    16,852      31,687      58,829      131,454
   Partnership Administration
    and Property Management -
    Unrelated Parties              1,662         999      10,596        9,471
   Depreciation                    5,283       5,283      15,848       15,849
                               ----------  ----------  ----------   ----------
        Total Expenses            23,797      37,969      85,273      156,774
                               ----------  ----------  ----------   ----------

OPERATING INCOME (LOSS)           12,208      (2,605)     22,739      (52,317)

OTHER INCOME:
   Interest Income                 3,353       5,801       6,684       12,901
                               ----------  ----------  ----------   ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                     15,561       3,196      29,423      (39,416)

Income from Discontinued
  Operations                   1,177,624      55,192   1,226,932       91,789
                               ----------  ----------  ----------   ----------
NET INCOME                    $1,193,185  $   58,388  $1,256,355   $   52,373
                               ==========  ==========  ==========   ==========

NET INCOME ALLOCATED:
   General Partners           $   18,240  $   19,022  $   28,644   $   18,902
   Limited Partners            1,174,945      39,366   1,227,711       33,471
                               ----------  ----------  ----------   ----------
                              $1,193,185  $   58,388  $1,256,355   $   52,373
                               ==========  ==========  ==========   ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $     1.17  $      .24  $     2.21   $    (2.94)
   Discontinued Operations         87.87        2.73       90.83         5.46
                               ----------  ----------  ----------   ----------
        Total                 $    89.04  $     2.97  $    93.04   $     2.52
                               ==========  ==========  ==========   ==========
Weighted Average Units
  Outstanding                     13,195      13,265      13,195       13,265
                               ==========  ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,256,355    $    52,373

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       41,790         75,476
     Real Estate Impairment                            123,823        106,745
     Gain on Sale of Real Estate                    (1,110,376)       (62,938)
     Decrease in Receivables                             9,242         30,543
     Decrease in Payable to
        AEI Fund Management, Inc.                      (45,122)       (14,574)
     Decrease in Deferred Income                       (58,458)       (26,770)
                                                    -----------    -----------
            Total     Adjustments                   (1,039,101)       108,482
                                                    -----------    -----------
        Net Cash Provided By
           Operating Activities                        217,254        160,855
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 2,963,760        732,938
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 1,704,781      1,010,245
   Distributions to Partners                        (2,864,438)    (1,432,435)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (1,159,657)      (422,190)
                                                    -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              2,021,357        471,603

CASH AND CASH EQUIVALENTS, beginning of period         503,979      1,102,307
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,525,336    $ 1,573,910
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001  $ (42,383)  $ 4,586,868   $ 4,544,485   13,264.85

  Distributions               (14,324)   (1,418,111)   (1,432,435)

  Net Income                   18,902        33,471        52,373
                             ---------   -----------   ----------- -----------
BALANCE, September 30, 2002 $ (37,805)  $ 3,202,228   $ 3,164,423   13,264.85
                             =========   ===========   =========== ===========


BALANCE, December 31, 2002  $       0   $ 2,806,760   $ 2,806,760   13,195.18

  Distributions               (28,644)   (2,835,794)   (2,864,438)

  Net Income                   28,644     1,227,711     1,256,355
                             ---------   -----------   ----------- -----------
BALANCE, September 30, 2003 $       0   $ 1,198,677   $ 1,198,677   13,195.18
                             =========   ===========   =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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




          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(6)  Discontinued Operations -

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

     In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant to an unrelated third party. On August 29, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,584,901, which resulted in a net gain of $1,047,913. At the time of sale, the cost and related accumulated depreciation was $1,103,787 and $566,799, respectively.

     In July 2002, the Partnership entered into an agreement to sell the Creative Years daycare center for $230,000 to the lessee. In the fourth quarter of 2002, a charge to operations for real estate impairment of $63,177 was recognized, which was the difference between book value at December 31, 2002 of $288,177 and the estimated net sale proceeds of $225,000. The charge was recorded against the cost of the land and building. On August 13, 2003, the sale closed with the Partnership receiving net sale proceeds of $228,440, which resulted in a net gain of $8,249. At the time of sale, the cost and related accumulated depreciation was $419,951 and $199,760, respectively.



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(6)  Discontinued Operations - (Continued)

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

     In May 2003, the Partnership entered into an agreement to sell the Arby's restaurant in Grand Rapids, Michigan for $285,000 to an unrelated third party. In the second quarter of 2003, a charge to operations for real estate impairment of $123,823 was recognized, which was the difference between the book value at June 30, 2003 of $378,823 and the estimated net sales proceeds of $255,000. The charge was recorded against the cost of the land and building. On July 11, 2003, the sale closed with the Partnership receiving net sale proceeds of $256,443, which resulted in a net gain of $1,443. At the time of sale, the cost and related accumulated depreciation was $529,057 and $274,057, respectively.

     During  the  first  nine  months  of  2003  and  2002,   the
     Partnership distributed $2,611,306 and $1,265,198 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $195.92 and $94.43 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:

                                Three Months Ended      Nine Months Ended
                               9/30/03      9/30/02    9/30/03     9/30/02

Rental Income                 $   115,343  $  87,255  $   267,612  $ 247,354
Property Management Expenses        8,066    (17,402)      (1,291)   (52,131)
Depreciation                       (3,390)   (18,326)     (25,942)   (59,627)
Real Estate Impairment                  0          0     (123,823)  (106,745)
Gain on Disposal of Real Estate 1,057,605      3,665    1,110,376     62,938
                               -----------  ---------  -----------  ---------
   Income from Discontinued
     Operations               $ 1,177,624  $  55,192  $ 1,226,932  $  91,789
                               ===========  =========  ===========  =========


(7)  Deferred Income -

     In June 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in Omaha, Nebraska and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $167,699 to $145,081. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $159,539. The lump sum payment was recognized as income over the remainder of the Lease term, which expires on November 30, 2007, using the straight line method.

     Through June 30, 2003 and December 31, 2002, the Partnership had recognized $107,028 and $101,082 of the payment as income. On August 29, 2003 the Partnership sold the property and the Lease Agreement was assigned to the buyer. As a result, the Partnership recognized the balance of the deferred income related to that property of $52,511 in the third quarter of 2003. At September 30, 2003, the remaining deferred income of $2,091 was prepaid rent related to certain other Partnership properties.


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $108,012 and $104,457, respectively. In 2003, rental income increased due to rent increases on two properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $58,829 and $131,454, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,596 and $9,471, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $6,684 and $12,901, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $1,226,932, representing rental income less property management expenses and depreciation of $240,379, a real estate impairment loss of $123,823 and gain on disposal of real estate of $1,110,376. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $91,789, representing rental income less property management expenses and depreciation of $135,596, a real estate impairment loss of $106,745 and gain on disposal of real estate of $62,938.

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

        In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant to an unrelated third party. On August 29, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,584,901, which resulted in a net gain of $1,047,913. At the time of sale, the cost and related
accumulated    depreciation   was   $1,103,787   and    $566,799,
respectively.

       In June, 1994, the Partnership received a lump sum payment of $159,539 as compensation for certain modifications made to the Fuddruckers Lease. The lump sum payment was recognized as income over the Lease term using the straight line method. As a result of the sale, the Lease Agreement was assigned to the buyer and the Partnership recognized the balance of the deferred income of $52,511 in the third quarter of 2003.

       In July 2002, the Partnership entered into an agreement to sell the Creative Years daycare center for $230,000 to the lessee. In the fourth quarter of 2002, a charge to operations for real estate impairment of $63,177 was recognized, which was the difference between book value at December 31, 2002 of $288,177 and the estimated net sale proceeds of $225,000. The charge was recorded against the cost of the land and building. On August 13, 2003, the sale closed with the Partnership receiving net sale proceeds of $228,440, which resulted in a net gain of $8,249. At the time of sale, the cost and related accumulated depreciation was $419,951 and $199,760, respectively.

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

        In May 2003, the Partnership entered into an agreement to sell the Arby's restaurant in Grand Rapids, Michigan for $285,000 to an unrelated third party. In the second quarter of 2003, a charge to operations for real estate impairment of $123,823 was recognized, which was the difference between the book value at June 30, 2003 of $378,823 and the estimated net sales proceeds of $255,000. The charge was recorded against the cost of the land and building. On July 11, 2003, the sale closed with the Partnership receiving net sale proceeds of $256,443, which resulted in a net gain of $1,443. At the time of sale, the cost and related accumulated depreciation was $529,057 and $274,057, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $2,021,357 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $471,603 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net Cash provided by operating activities increased from $160,855 in 2002 to $217,254 in 2003 as a result of an increase in total rental income and a decrease in Partnership administration expenses in 2003, which were partially offset by a decrease in interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $2,963,760 and $732,938, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $2,864,438 and $1,432,435, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,835,794 and $1,418,111 and the General Partners received distributions of $28,644 and $14,324 for the periods, respectively.

         During the first nine months of 2003 and 2002, the Partnership distributed $2,611,306 and $1,265,198 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $195.92 and $94.43 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

       During 2003, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 182 Limited Partners redeemed 1,804.82 Partnership Units for $1,125,544. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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

    32    Certification  of Chief  Executive  Officer  and   Chief
          Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K  -  During  the quarter ended
                                         September 30,  2003,  the
                                         Partnership filed  a Form
                                         8-K  dated  September  4,
                                         2003   reporting      the
                                         disposition    of     the
                                         Fuddruckers restaurant in
                                         Omaha, Nebraska.





                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)