Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2004-03-29
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $419,338.

As of February 29, 2004, there were 13,193.18 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,193,180.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:
                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XVI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on February 6, 1987. The registrant is comprised of AEI Fund Management XVI, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director and shareholder of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $15,000,000 of limited partnership interests (the "Units") (15,000 Units at $1,000 per Unit) pursuant to a registration statement effective December 15, 1986. The Partnership commenced operations on February 6, 1987 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated November 6, 1987 when the maximum subscription limit of 15,000 Limited Partnership Units ($15,000,000) was reached.

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

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        Subsequent to December 31, 2003, the Partnership sold its
25% interest in the Jiffy Lube automotive center in Dallas, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $80,000.

       The Partnership has reached a verbal agreement to sell its 83.6514% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $925,000.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2003, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 83% of total rental revenue in 2003. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                           Total Historical                 Annual    Annual
                  Purchase    Property                      Lease     Rent Per
Property            Date   Acquisition Costs   Lessee       Payment   Sq. Ft.

Children's World
Daycare Center                                Knowledge
 Sterling Heights, MI                         Learning
 (83.6514%)       11/25/87    $ 729,486   Enterprises, Inc. $ 121,020  $23.43

Jiffy Lube Auto Care Center
 Dallas, TX                                Jiffy Lube of
 (25%)            12/10/87    $154,892     Maryland, Inc.   $  25,095  $37.60


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 85-B Limited Partnership owns the remaining interest in the Children's World daycare center. AEI Real Estate Fund XVII Limited Partnership owns the remaining interests in the Jiffy Lube.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The  initial  Lease terms are 20 years.   The  Children's
World Lease contains renewal options which may extend the Lease term an additional 10 years. The Jiffy Lube Lease does not contain any renewal options.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. These adjustments were not recognized for tax purposes.

        During the last five years, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,425 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, eight Limited Partners redeemed a total of 69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 174 Limited Partners redeemed 1,735.15 Partnership Units for $1,115,407. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $103 in 2002.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
          (Continued)

       Cash distributions of $29,452 and $15,529 were made to the General Partners and $2,915,809 and $1,537,378 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $2,636,270 and $1,284,189 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       Through September 30, 2003, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2003, the estimated real estate values were based upon a subsequent sale of a property and an estimated value based upon sale negotiations in progress for another property. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Results of Operations

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $419,338 and $490,486, respectively. During the same periods, the Partnership recognized interest income of $8,595 and $14,350, respectively. In 2003, rental income decreased as a result of property sales.

        At December 31, 2003, the Partnership recognized an adjustment of estimated value of $2,249,763 resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $73,401 and $165,175, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,710 and $61,783, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is mainly the result of expenses incurred in 2002 related to properties that were sold in 2002.

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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the period from October 1, 2003 to December 31, 2003, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $450,670 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2003 to September 30, 2003, while in the operating phase, the Partnership's cash balances increased $2,021,357 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2002, the Partnership's cash balances decreased $598,328 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. The source of the excess distributions was proceeds from property sales completed in prior years.

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

        In June 1994, the Partnership received a lump sum payment of $159,539 as compensation for certain modifications made to the Fuddruckers Lease. The lump sum payment was recognized as income over the Lease term using the straight line method. As a result of the sale, the Lease Agreement was assigned to the buyer and the Partnership recognized the balance of the deferred income of $52,511 in the third quarter of 2003.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        Subsequent to December 31, 2003, the Partnership sold its
25% interest in the Jiffy Lube automotive center in Dallas, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $80,000.

       The Partnership has reached a verbal agreement to sell its 83.6514% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $925,000.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $2,945,261 and $1,552,907, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,915,809 and $1,537,378 and the General Partners received distributions of $29,452 and $15,529 for the periods, respectively.

         During 2003 and 2002, the Partnership distributed $2,662,899 and $1,297,160 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $199.79 and $96.83 per Limited Partnership Unit, respectively.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, eight Limited Partners redeemed a total of 69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 174 Limited Partners redeemed 1,735.15 Partnership Units for $1,115,407. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $103 in 2002.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Statement of Net Assets Available for Liquidation at December 31, 2003

Balance Sheet as of December 31, 2002

Statement of Liquidating Activities for the Period From
   October 1, 2003 to December 31, 2003

Statements for the Period From January 1, 2003 to September 30, 2003 and for the Year Ended December 31, 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund XVI Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund XVI Limited Partnership (a Minnesota limited partnership) as of December 31, 2002, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2003 to September 30, 2003. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund XVI Limited Partnership as of December 31, 2003, and the related statement of liquidating activities for the period from October 1, 2003 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVI Limited Partnership anticipate the liquidation of the Partnership during 2004. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund XVI Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2003, to September 30, 2003, its net assets available for liquidation as of December 31, 2003, and the statement of liquidating activities for the period from October 1, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.


                           Boulay,Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                        DECEMBER 31, 2003





ASSETS:
  Cash                                            $   726,243
  Receivables                                             210
  Investments in Real Estate                        1,005,000
                                                   -----------
          Total Assets                              1,731,453
                                                   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  6,291
  Distributions Payable                                73,724
  Deferred Income                                       2,091
                                                   -----------
          Total Liabilities                            82,106
                                                   -----------
   NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
    including 13,195 Limited Partnership Units
    outstanding                                   $ 1,649,347
                                                   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2002

                             ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   503,979
  Receivables                                            9,242
                                                    -----------
      Total Current Assets                             513,221
                                                    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               1,091,754
  Buildings and Equipment                            2,776,970
  Accumulated Depreciation                          (1,704,551)
                                                    -----------
                                                     2,164,173
  Real Estate Held for Sale                            357,560
                                                    -----------
      Net Investments in Real Estate                 2,521,733
                                                    -----------
          Total Assets                             $ 3,034,954
                                                    ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    58,418
  Distributions Payable                                109,228
  Deferred Income                                       13,983
                                                    -----------
      Total Current Liabilities                        181,629
                                                    -----------

DEFERRED INCOME - Net of Current Portion                46,565

PARTNERS' CAPITAL:
  General Partners                                           0
  Limited Partners, $1,000 per Unit;
     15,000 Units authorized and issued;
     13,195 Units outstanding in 2002                2,806,760
                                                    -----------
      Total Partners' Capital                        2,806,760
                                                    -----------
        Total Liabilities and Partners' Capital    $ 3,034,954
                                                    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

    FOR THE PERIOD FROM OCTOBER 1, 2003 TO DECEMBER 31, 2003




SOURCES OF ADDITIONAL CASH:
  Rent                                             $    36,004
  Investment Income                                      1,911
                                                    -----------
      Total Sources of Additional Cash                  37,915
                                                    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               14,077
  Partnership Administration and Property
     Management - Unrelated Parties                      1,823
  Distributions to Partners                          1,821,108
                                                    -----------
      Total Uses of Additional Cash                  1,837,008
                                                    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                               (1,799,093)
                                                    -----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase in Net Realizable values of:
   Receivables and Deferred Income, Net                    210
   Real Estate                                         502,263
   Payable to AEI Fund Management, Inc.                  7,005
   Distributions Payable                             1,740,285
                                                    -----------
         Total Adjustment of Estimated Values        2,249,763
                                                    -----------

INCREASE IN NET ASSETS IN LIQUIDATION                  450,670

BEGINNING NET ASSETS IN LIQUIDATION
    (PARTNERS' CAPITAL AT SEPTEMBER 30, 2003)        1,198,677
                                                    -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 1,649,347
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                  2003         2002

INTEREST INCOME                               $     6,684   $    14,350

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                   375,624       490,486
  Partnership Administration - Affiliates         (58,829)     (165,175)
  Partnership Administration and Property
     Management - Unrelated Parties               (11,887)      (61,783)
  Depreciation                                    (41,790)      (99,084)
  Real Estate Impairment                         (123,823)     (416,310)
  Gain on Sale of Real Estate                   1,110,376        62,938
                                               -----------   -----------
     Total Income (Loss) from
       Discontinued Operations                  1,249,671      (188,928)
                                               -----------   -----------

NET INCOME (LOSS)                             $ 1,256,355   $  (174,578)
                                               ===========   ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                            $    28,644   $    58,015
  Limited Partners                              1,227,711      (232,593)
                                               -----------   -----------
                                              $ 1,256,355   $  (174,578)
                                               ===========   ===========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $       .50   $      1.07
  Discontinued Operations                           92.54        (18.63)
                                               -----------   -----------
      Total                                   $     93.04   $    (17.56)
                                               ===========   ===========

Weighted Average Units Outstanding                 13,195        13,247
                                               ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                  2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 1,256,355   $  (174,578)

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   41,790        99,084
     Real Estate Impairment                        123,823       416,310
     Gain on Sale of Real Estate                (1,110,376)      (62,938)
     Decrease in Receivables                         9,242        21,301
     Decrease in Payable to
        AEI Fund Management, Inc.                  (45,122)      (21,539)
     Decrease in Deferred Income                   (58,458)      (27,652)
                                                -----------   -----------
       Total Adjustments                        (1,039,101)      424,566
                                                -----------   -----------
       Net Cash Provided By
           Operating Activities                    217,254       249,988
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate              2,963,760       732,938
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable   1,704,781       (18,107)
  Distributions to Partners                     (2,864,438)   (1,552,907)
  Redemption Payments                                    0       (10,240)
                                                -----------   -----------
       Net Cash Used For
           Financing Activities                 (1,159,657)   (1,581,254)
                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          2,021,357      (598,328)

CASH AND CASH EQUIVALENTS, beginning of period     503,979     1,102,307
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $ 2,525,336   $   503,979
                                                ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

    FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                    Limited
                                                                  Partnership
                             General     Limited                     Units
                             Partners    Partners       Total     Outstanding


BALANCE, December 31, 2001  $ (42,383)  $ 4,586,868  $ 4,544,485   13,264.85

  Distributions               (15,529)   (1,537,378)  (1,552,907)

  Redemption Payments            (103)      (10,137)     (10,240)     (69.67)

  Operating Loss               (4,750)     (232,766)    (237,516)

  Gain on Sale of Real Estate  62,765           173       62,938
                             ---------   -----------  ----------- -----------
BALANCE, December 31, 2002          0     2,806,760    2,806,760   13,195.18

  Distributions               (28,644)   (2,835,794)  (2,864,438)

  Net Income                   28,644     1,227,711    1,256,355
                             ---------   -----------  ----------- -----------
BALANCE, September 30, 2003 $       0   $ 1,198,677  $ 1,198,677   13,195.18
                             =========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund XVI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVI, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director and shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc.
     (AEI), performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

     Subsequent to December 31, 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The votes are scheduled to be counted on April 12, 2004. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       Because liquidation is anticipated, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis. Effective October 1, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates.

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2002 and at estimated net realizable value at December 31, 2003. Through September 30, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns an 83.6514% interest in a Children's World Daycare Center. The remaining interest in this property is owned by AEI Real Estate Fund 85-B Limited
     Partnership, an affiliate of the Partnership. As of December 31, 2003, the Partnership owns a 25% interest in a Jiffy Lube. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2003         2002

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $  73,401    $ 165,175
                                               ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.         $  13,710    $  61,783
                                               ========     ========
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.       $  18,720    $     921
                                               ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years. The Children's World Lease contains renewal options which may extend the Lease term an additional 10 years. The Jiffy Lube Lease does not contain any renewal options. The Leases contain clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The  Partnership's properties are commercial,  single-tenant buildings.  The properties were constructed in 1986 or  1987 and acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon a subsequent sale of a property and an estimated value based upon sale negotiations in progress for another property. The adjustment increased Investments in Real Estate by $502,263. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2003 are as follows:

                           Historical Cost Basis           Liquidation Basis
                                Buildings and       Accumulated  Net Realizable
Property                  Land   Equipment   Total  Depreciation     Value

Children's World,
  Sterling Heights, MI $ 138,133 $ 591,353 $ 729,486 $ 333,862  $  925,000
Jiffy Lube, Dallas, TX    65,919    88,973   154,892    53,062      80,000
                        --------- --------- --------- ---------  ----------
                       $ 204,052 $ 680,326 $ 884,378 $ 386,924  $1,005,000
                        ========= ========= ========= =========  ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $  146,115
                       2005              146,115
                       2006              146,115
                       2007              121,465
                                       ----------
                                      $  559,810
                                       ==========

     In 2003 and 2002, the Partnership recognized contingent rents of $13,145 and $38,846, respectively.

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

     Through June 30, 2003 and December 31, 2002, the Partnership had recognized $107,028 and $101,082 of the payment as income. On August 29, 2003 the Partnership sold the property and the Lease Agreement was assigned to the buyer. As a result, the Partnership recognized the balance of the deferred income related to that property of $52,511 in the third quarter of 2003. At December 31, 2003, the remaining deferred income of $2,091 was prepaid rent related to the Jiffy Lube.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2003       2002
      Tenants                  Industry

     Fuddruckers, Inc.        Restaurant      $ 169,411   $ 154,563
     Knowledge Learning
       Enterprises, Inc.      Child Care        119,131     116,619
     Creative Years Early
       Learning Centers, Inc. Child Care         59,314         N/A
     JEMCARE, Inc.            Child Care            N/A      93,289
                                               ---------   ---------

     Aggregate rent revenue of major tenants  $ 347,856   $ 364,471
                                               =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              83%         74%
                                               =========   =========

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7) Discontinued Operations - (Continued)

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7) Discontinued Operations - (Continued)

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

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7) Discontinued Operations - (Continued)

     Subsequent  to December 31, 2003, the Partnership  sold  its
     25% interest in the Jiffy Lube automotive center in Dallas, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $80,000.

     The Partnership has reached a verbal agreement to sell its 83.6514% interest in the Children's World daycare center to an unrelated third party. The Partnership and third party are in the process of negotiating a written purchase agreement. The sale is subject to contingencies, including the completion of the purchase agreement and the buyer's due diligence, and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $925,000.

     During 2003 and 2002, the Partnership distributed $2,662,899 and $1,297,160 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $199.79 and $96.83 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

(8) Partners' Capital -

     Cash distributions of $29,452 and $15,529 were made to the General Partners and $2,915,809 and $1,537,378 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $220.98 and $116.05 per Limited Partnership Unit outstanding using 13,195 and 13,247 weighted average Units in 2003 and 2002, respectively. The distributions represent $94.80 and $-0- per Unit of Net Income and $126.18 and $116.05 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $2,636,270 and $1,284,189 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8) Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During 2003, the Partnership did not redeem any units from the Limited Partners. During 2002, eight Limited Partners redeemed a total of 69.67 Partnership Units for $10,137 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $103 in 2002.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $400.39 per original $1,000 invested.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2003        2002
     Net Income (Loss) for Financial Reporting Purposes
      Through September 30, 2003 and
      December 31, 2002, respectively         $ 1,256,355   $(174,578)

     Decrease in Net Assets in Liquidation
      Before Adjustment                        (1,799,093)          0

     Distributions to Partners During the
      Liquidation Phase                         1,821,108           0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes      (121,891)          0

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                           (1,798)     (3,504)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                         (142,241)      9,587

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes             123,823     416,310

     Gain on Sale of Real Estate for Tax
      Purposes Over (Under) Gain for Financial
      Reporting Purposes                         (794,295)   (522,088)
                                               -----------   ----------
           Taxable Income (Loss) to Partners  $   341,968   $(274,273)
                                               ===========   ==========


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2003          2002
     Partners' Capital for
      Financial Reporting Purposes          $ 1,649,347   $ 2,806,760

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes    (507,546)            0

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         20,795       816,889

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                          2,091       144,332

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes            1,981,686     1,981,686
                                             -----------   -----------
           Partners' Capital for
              Tax Reporting Purposes        $ 3,146,373   $ 5,749,667
                                             ===========   ===========
(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2003                   2002
                            Carrying       Fair    Carrying      Fair
                             Amount       Value     Amount      Value

     Money Market Funds    $ 726,243   $ 726,243   $ 503,979   $ 503,979
                            ---------   ---------   ---------   ---------
       Total Cash and
         Cash Equivalents  $ 726,243   $ 726,243   $ 503,979   $ 503,979
                            =========   =========   =========   =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS;  COMPLIANCE WITH SECTION 16(a)  OF  THE  EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XVI, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President and sole director and shareholder of AFM, the Individual General Partner. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS;  COMPLIANCE WITH SECTION 16(a)  OF  THE  EXCHANGE
       ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1986, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and owner of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.   EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVI, Inc.            2            *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*   Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2003, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                     Amount Incurred From
  Receiving                   Form and Method     Inception (February 6, 1987)
 Compensation                 of Compensation        To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to 9%        $1,500,000
                      of proceeds plus a 1% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  487,080
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  215,052
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all          $3,321,551
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of  the Fund's properties and all other
                      transfer agency, reporting,   partner
                      relations   and   other administrative
                      functions.

General Partners and  Reimbursement at Cost for all expenses $   50,491
Affiliates            related to the disposition of the
                      Fund's properties.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          (Continued)

Person or Entity                                     Amount Incurred From
  Receiving                   Form and Method     Inception (February 6, 1987)
 Compensation                 of Compensation        To December 31, 2003

General Partners      1% of Net Cash Flow in any fiscal      $ 124,813
                      year until the Limited Partners
                      have received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distribution of Net Proceeds    $  98,149
                      of Sale other than distributions
                      necessary to restore Adjusted
                      Capital Contributions and provide a 6%
                      cumulative return to Limited Partners.
                      The General Partners will receive only
                      1% of distributions of Net Proceeds
                      of Sale until the Limited Partners have
                      received an amount equal to: (a) their
                      Adjusted Capital Contributions, plus
                      (b) an amount equal to 14% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      less (c) all previous cash distributions to the Limited Partners.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

            A.   Exhibits -
                             Description

     10.1 Purchase Agreement dated April 11, 2002 between the Partnership and Ford Tex Investments, Inc. relating to the Property at 6409 North Navarro Road, Victoria, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed April 30, 2002).

     10.2 Purchase Agreement dated February 1, 2003 between the Partnership and Jem Care, Inc. relating to the Property at 5900 Matlock Avenue, Arlington, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 8, 2003).

     10.3 Purchase Agreement dated February 1, 2003 between the Partnership and Jem Care, Inc. relating to the Property at 1951 E. Arkansas Lane, Arlington, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 8, 2003).

     10.4 Purchase Agreement dated July 30, 2002 between the Partnership and Edward A. Routzong and Pamela C. Baca relating to the Property at 17135 Keith Harrow Boulevard, Houston, Texas (incorporated by reference to Exhibit 10.4 of Form 10-KSB filed March 26, 2003).

     10.5 Purchase Agreement dated February 28, 2003 between the Partnership and Lake Michigan Credit Union relating to the Property at 3870 S Division, Wyoming Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 2,
     2003).

     10.6 Purchase Agreement dated May 22, 2003 between the Partnership and 55 28th Street SW LLC relating to the Property at 850-28th Street SE, Grand Rapids, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

     10.7 Purchase Agreement dated May 22, 2003 between the Partnership and Steven R. Schell relating to the Property at 7059 Dodge Street, Omaha, Nebraska (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 8,
     2003).

     10.8 Purchase Agreement dated December 23, 2003 between  the
     Partnership, AEI Real Estate Fund XVII Limited Partnership and Alan Rushforth relating to the Property at 1020 N.
     Westmoreland Road, Dallas, Texas.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


       B. Reports on Form 8-K -   None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                             2003       2002

     Audit Fees                           $   5,813   $  6,305
     Audit-Related Fees                         500          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   6,313   $  6,305
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.

                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND XVI
                               Limited Partnership
                               By: AEI Fund Management XVI, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 19, 2004
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene    Chief Financial Officer and Treasurer   March 19, 2004
    Patrick W.Keene    (Principal Accounting Officer)