Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2004-05-14
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of March 31, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Period ended March 31, 2004

         Statements for the Period ended March 31, 2003:

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

         Signatures

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                      2004           2003

ASSETS:
  Cash                                             $   739,242   $   726,243
  Receivables                                            1,498           210
  Investments in Real Estate                           925,000     1,005,000
                                                    -----------   -----------
          Total Assets                               1,665,740     1,731,453
                                                    -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   9,131         6,291
  Distributions Payable                                 73,804        73,724
  Deferred Income                                            0         2,091
                                                    -----------   -----------
          Total Liabilities                             82,935        82,106
                                                    -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including  13,195 Limited Partnership Units
   outstanding                                     $ 1,582,805   $ 1,649,347
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIOD ENDED MARCH 31, 2004

                           (Unaudited)



SOURCES OF ADDITIONAL CASH:
  Rent                                               $    30,554
  Interest Income                                          1,742
  Proceeds from Sale of Real Estate                       80,825
                                                      -----------
      Total Sources of Additional Cash                   113,121
                                                      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                 12,829
  Partnership Administration and Property
     Management - Unrelated Parties                        6,550
  Distributions to Partners                               80,743
                                                      -----------
      Total Uses of Additional Cash                      100,122
                                                      -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                    12,999
                                                      -----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
     Receivables and Deferred Income, Net                  3,379
     Payable to AEI Fund Management, Inc.                 (2,840)
     Distribution Payable                                    (80)
     Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                                 (80,000)
                                                      -----------
           Total Adjustment  of Estimated Values         (79,541)
                                                      -----------

DECREASE IN NET ASSETS IN LIQUIDATION                    (66,542)

BEGINNING NET ASSETS IN LIQUIDATION                    1,649,347
                                                      -----------
ENDING NET ASSETS IN LIQUIDATION                     $ 1,582,805
                                                      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)



INTEREST INCOME                                     $    1,434

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                       129,174
   Partnership Administration -  Affiliates            (29,015)
   Partnership Administration and Property
      Management - Unrelated Parties                   (12,252)
   Depreciation                                        (17,736)
   Gain on Sale of Real Estate                          52,771
                                                     ----------
       Total Income from Discontinued Operations       122,942
                                                     ----------

NET INCOME                                          $  124,376
                                                     ==========

NET INCOME ALLOCATED:
   General Partners                                 $    6,255
   Limited Partners                                    118,121
                                                     ----------
                                                    $  124,376
                                                     ==========

INCOME PER LIMITED PARTNERSHIP UNIT
   Continuing Operations                            $      .11
   Discontinued Operations                                8.84
                                                     ----------
          Total                                     $     8.95
                                                     ==========

  Weighted Average Units Outstanding                $   13,195
                                                     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $  124,376

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       17,736
     Gain on Sale of Real Estate                       (52,771)
     Decrease in Receivables                             9,242
     Decrease in Payable to
        AEI Fund Management, Inc.                      (30,696)
     Decrease in Deferred Income                        (1,973)
                                                     ----------
        Total Adjustments                              (58,462)
                                                     ----------
        Net Cash Provided By
            Operating Activities                        65,914
                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   893,976
                                                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distribution Payable                    505,052
   Distributions to Partners                          (625,524)
                                                     ----------
        Net Cash Used For
            Financing Activities                      (120,472)
                                                     ----------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                          839,418

CASH AND CASH EQUIVALENTS, beginning of period         503,979
                                                     ----------
CASH AND CASH EQUIVALENTS, end of period            $1,343,397
                                                     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002  $      0    $ 2,806,760  $ 2,806,760    13,195.18

  Distributions               (6,255)      (619,269)    (625,524)

  Net Income                   6,255        118,121      124,376
                             --------    -----------  -----------  -----------
BALANCE, March 31, 2003     $      0    $ 2,305,612  $ 2,305,612    13,195.18
                             ========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

     Financial Statement Presentation

       Because liquidation was anticipated, the Partnership changed its basis of accounting after September 30, 2003, from the going concern basis to the liquidation basis. Effective October 1, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2003, the estimated real estate values were based upon a subsequent sale of a property and an estimated value based upon sale negotiations in progress for another property. The adjustment increased Investments in Real Estate by $502,263. At March 31, 2004, the estimated value was based upon a signed purchase agreement for the remaining property, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

(6) Discontinued Operations -

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

(6)  Discontinued Operations - (Continued)

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

     In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant in Omaha, Nebraska to an unrelated third party. On August 29, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,584,901, which resulted in a net gain of $1,047,913. At the time of sale, the cost and related accumulated depreciation was $1,103,787 and $566,799, respectively.

     On February 23, 2004, the Partnership sold its 25% interest in the Jiffy Lube automotive center in Dallas, Texas to an unrelated third party. The Partnership received net sale proceeds of $80,825. At December 31, 2003, the estimated net realizable value was $80,000.

     In March 2004, the Partnership entered into an agreement to sell its 83.6514% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $925,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

     During the first three months of 2004 and 2003, the Partnership distributed $67,368 and $539,156 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $5.05 and $40.45 per Limited Partnership Unit, respectively.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       Effective October 1, 2003, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2004. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2004, the estimated real estate value was based upon a signed purchase agreement. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $33,933 and $129,174, respectively. During the same periods, the Partnership recognized interest income of $1,742 and $1,434, respectively. In 2004, rental income decreased as a result of property sales.

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $15,669 and $29,015, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,550 and $12,252, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        At March 31, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($79,541) and $2,249,763, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

       During the three months ended March 31, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $66,542 mainly as a result of distributions paid to the Partners in excess of cash generated from rental activities. During the three months ended March 31, 2003, while in the operating phase, the Partnership's cash balances increased $839,418 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In May 2003, the Partnership entered into an agreement to sell the Fuddruckers restaurant in Omaha, Nebraska to an unrelated third party. On August 29, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,584,901, which resulted in a net gain of $1,047,913. At the time of sale, the cost and related accumulated depreciation was $1,103,787 and $566,799, respectively.

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

        On February 23, 2004, the Partnership sold its 25% interest in the Jiffy Lube automotive center in Dallas, Texas to an unrelated third party. The Partnership received net sale proceeds of $80,825. At December 31, 2003, the estimated net realizable value was $80,000.

        In March 2004, the Partnership entered into an agreement to sell its 83.6514% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $925,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $80,823 and $625,524, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $80,015 and $619,269 and the General Partners received distributions of $808 and $6,255 for the periods, respectively.

        During the first three months of 2004 and 2003, the Partnership distributed $67,368 and $539,156 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $5.05 and $40.45 per Limited Partnership Unit, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

       Of the 13,047 Voting Units, 9,614 voted for the proposal, 101 voted against and 97 abstained. As a result, the proposal was approved.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1  Purchase  Agreement dated March 30,  2004  between  the
    Partnership, AEI Real Estate Fund 85-B Limited Partnership and Paul E. Weiss II relating to the Property at 37201 Ryan
    Road, Sterling Heights, Michigan.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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