Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2004-08-13
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of June 30, 2004 and December 31, 2003

          Statement of Liquidating Activities for the Periods ended June 30, 2004

          Statements for the Periods ended June 30, 2003:

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

          Signatures

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                    2004           2003

ASSETS:
   Cash                                         $ 1,609,011    $   726,243
  Receivables                                             0            210
  Investments in Real Estate                              0      1,005,000
                                                 -----------    -----------
          Total Assets                            1,609,011      1,731,453
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                3,929          6,291
  Distributions Payable                           1,363,640         73,724
  Deferred Income                                         0          2,091
                                                 -----------    -----------
          Total Liabilities                       1,367,569         82,106
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including  13,195 Limited Partnership Units
  outstanding                                   $   241,442    $ 1,649,347
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED JUNE 30, 2004

                           (Unaudited)

                                            Three Months        Six Months

SOURCES OF ADDITIONAL CASH:
  Rent                                        $    19,391      $    49,945
  Interest Income                                   2,634            4,376
  Proceeds from Sale of Real Estate               941,543        1,022,368
                                               -----------      -----------
      Total Sources of Additional Cash            963,568        1,076,689
                                               -----------      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates          15,293           28,122
  Partnership Administration and Property
     Management - Unrelated Parties                 4,702           11,252
  Distributions to Partners                        73,804          154,547
                                               -----------      -----------
      Total Uses of Additional Cash                93,799          193,921
                                               -----------      -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                            869,769          882,768
                                               -----------      -----------
ADJUSTMENTS OF ESTIMATED  VALUES:
Increase (Decrease) in Net Realizable values of:
     Receivables and Deferred Income, Net          (1,498)           1,881
     Payable to AEI Fund Management, Inc.           5,202            2,362
     Distribution Payable                      (1,289,836)      (1,289,916)
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                         (925,000)      (1,005,000)
                                               -----------      -----------
       Total Adjustment of Estimated Values    (2,211,132)      (2,290,673)
                                               -----------      -----------

DECREASE IN NET ASSETS IN LIQUIDATION          (1,341,363)      (1,407,905)

BEGINNING NET ASSETS IN LIQUIDATION             1,582,805        1,649,347
                                               -----------      -----------
ENDING NET ASSETS IN LIQUIDATION              $   241,442      $   241,442
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 30, 2003

                           (Unaudited)

                                            Three Months       Six Months

INTEREST INCOME                             $   1,897          $   3,331

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                95,102            224,276
  Partnership Administration - Affiliates     (12,962)           (41,977)
  Partnership Administration and Property
     Management - Unrelated Parties            (6,039)           (18,291)
  Depreciation                                (15,381)           (33,117)
  Real Estate Impairment                     (123,823)          (123,823)
  Gain on Sale of Real Estate                       0             52,771
                                             ---------          ---------
      Total Income (Loss) from Discontinued
        Operations                            (63,103)            59,839
                                             ---------          ---------

NET INCOME (LOSS)                           $ (61,206)         $  63,170
                                             =========          =========

NET INCOME (LOSS) ALLOCATED:
  General Partners                          $   4,149          $  10,404
  Limited Partners                            (65,355)            52,766
                                             ---------          ---------
                                            $ (61,206)         $  63,170
                                             =========          =========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                     $     .14          $     .25
  Discontinued Operations                       (5.09)              3.75
                                             ---------          ---------
      Total                                 $   (4.95)         $    4.00
                                             =========          =========

Weighted Average Units Outstanding             13,195             13,195
                                             =========          =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    63,170

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       33,117
     Real Estate Impairment                            123,823
     Gain on Sale of Real Estate                       (52,771)
     Decrease in Receivables                             9,242
     Decrease in Payable to
        AEI Fund Management, Inc.                      (44,682)
     Decrease in Deferred Income                        (4,947)
                                                    -----------
        Total Adjustments                               63,782
                                                    -----------
        Net Cash Provided By
            Operating Activities                       126,952
                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   893,976
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distribution Payable                    295,264
   Distributions to Partners                        (1,040,460)
                                                    -----------
        Net Cash Used For
            Financing Activities                      (745,196)
                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              275,732

CASH AND CASH EQUIVALENTS, beginning of period         503,979
                                                    -----------
CASH AND CASH EQUIVALENTS, end of period           $   779,711
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED JUNE 30, 2003

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002  $       0    $2,806,760   $2,806,760    13,195.18

  Distributions               (10,404)   (1,030,056)  (1,040,460)

  Net Income                   10,404        52,766       63,170
                             ---------    ----------   ----------  -----------
BALANCE, June 30, 2003      $       0    $1,829,470   $1,829,470    13,195.18
                             =========    ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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


          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. With the sale of the last property completed, the Partnership anticipates liquidation to occur by September 30, 2004.

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

     In March 2004, the Partnership entered into an agreement to sell its 83.6514% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. On May 26, 2004, the sale closed with the Partnership receiving net sale proceeds of $941,543. At December 31, 2003, the estimated net realizable value was $925,000.

     During the first six months of 2004 and 2003, the Partnership distributed $1,431,007 and $879,069 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $107.36 and $65.96 per Limited Partnership Unit, respectively.

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $51,826 and $224,276, respectively. During the same periods, the Partnership recognized interest income of $4,376 and $3,331, respectively. In 2004, rental income decreased as a result of property sales.

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $25,760 and $41,977, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,252 and $18,291, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        At June 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($2,290,673) and $2,249,763, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. With the sale of the last property completed, the Partnership anticipates liquidation to occur by September 30, 2004.

        During the six months ended June 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $1,407,905 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the six months ended June 30, 2003, while in the operating phase, the Partnership's cash balances increased $275,732 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

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

        In March 2004, the Partnership entered into an agreement to sell its 83.6514% interest in the Children's World daycare center in Sterling Heights, Michigan to an unrelated third party. On May 26, 2004, the sale closed with the Partnership receiving net sale proceeds of $941,543. At December 31, 2003, the estimated net realizable value was $925,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $1,444,463 and $1,040,460, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,430,018 and $1,030,056 and the General Partners received distributions of $14,445 and $10,404 for the periods, respectively.

        During the first six months of 2004 and 2003, the Partnership distributed $1,431,007 and $879,069 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $107.36 and $65.96 per Limited Partnership Unit, respectively.

        As of June 30, 2004, the Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and any remaining property management expenses. Therefore, the Partnership will need to use a portion of its cash reserve to cover these expenses until the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       June   30,   2004,     the
                                       Partnership filed  a  Form
                                       8-K  dated  May  28, 2004,
                                       reporting  the disposition
                                       of  the  Children's  World
                                       daycare center in Sterling
                                       Heights,  Michigan.

                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 2004       AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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