Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND XVI LTD PARTNERSHIP
filed 2004-11-12
CIK 804127

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of September 30, 2004 and December 31, 2003

          Statement of Liquidating Activities for the Periods ended September 30, 2004

          Statements for the Periods ended September 30, 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

 Item 3.  Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                    2004            2003

ASSETS:
  Cash                                          $         0     $   726,243
  Receivables                                             0             210
  Investments in Real Estate                              0       1,005,000
                                                 -----------     -----------
          Total Assets                                    0       1,731,453
                                                 -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                    0           6,291
  Distributions Payable                                   0          73,724
  Deferred Income                                         0           2,091
                                                 -----------     -----------
          Total Liabilities                               0          82,106
                                                 -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 0 and 13,195 Limited Partnership Units
     outstanding, respectively                  $         0     $ 1,649,347
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE PERIODS ENDED SEPTEMBER 30, 2004

                           (Unaudited)

                                           Three Months        Nine Months

SOURCES OF ADDITIONAL CASH:
  Rent                                      $         0        $    49,945
  Interest Income                                   739              5,115
  Proceeds from Sale of Real Estate                   0          1,022,368
                                             -----------        -----------
      Total Sources of Additional Cash              739          1,077,428
                                             -----------        -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates         9,983             38,105
  Partnership Administration and Property
     Management - Unrelated Parties               7,127             18,379
  Distributions to Partners                   1,592,640          1,747,187
                                             -----------        -----------
      Total Uses of Additional Cash           1,609,750          1,803,671
                                             -----------        -----------
DECREASE IN NET ASSETS IN LIQUIDATION
      BEFORE ADJUSTMENTS                     (1,609,011)          (726,243)
                                             -----------        -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables and Deferred Income, Net             0              1,881
     Payable to AEI Fund Management, Inc.         3,929              6,291
     Distribution Payable                     1,363,640             73,724
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                              0         (1,005,000)
                                             -----------        -----------
       Total Adjustment of Estimated Values   1,367,569           (923,104)
                                             -----------        -----------

DECREASE IN NET ASSETS IN LIQUIDATION          (241,442)        (1,649,347)

BEGINNING NET ASSETS IN LIQUIDATION             241,442          1,649,347
                                             -----------        -----------
ENDING NET ASSETS IN LIQUIDATION            $         0        $         0
                                             ===========        ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE PERIODS ENDED SEPTEMBER 30, 2003

                           (Unaudited)

                                           Three Months        Nine Months

INTEREST INCOME                           $     3,353         $     6,684

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                               151,348             375,624
  Partnership Administration - Affiliates     (16,852)            (58,829)
  Partnership Administration and Property
     Management - Unrelated Parties             6,404             (11,887)
  Depreciation                                 (8,673)            (41,790)
  Real Estate Impairment                            0            (123,823)
  Gain on Sale of Real Estate               1,057,605           1,110,376
                                           -----------         -----------
      Total Income from
         Discontinued Operations            1,189,832           1,249,671
                                           -----------         -----------

NET INCOME                                $ 1,193,185         $ 1,256,355
                                           ===========         ===========

NET INCOME ALLOCATED:
  General Partners                        $    18,240         $    28,644
  Limited Partners                          1,174,945           1,227,711
                                           -----------         -----------
                                          $ 1,193,185         $ 1,256,355
                                           ===========         ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                   $       .25         $       .50
  Discontinued Operations                       88.79               92.54
                                           -----------         -----------
      Total                               $     89.04         $     93.04
                                           ===========         ===========

Weighted Average Units Outstanding             13,195              13,195
                                           ===========         ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
       FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $ 1,256,355

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                              41,790
     Real Estate Impairment                                   123,823
     Gain on Sale of Real Estate                           (1,110,376)
     Decrease in Receivables                                    9,242
     Decrease in Payable to
        AEI Fund Management, Inc.                             (45,122)
     Decrease in Deferred Income                              (58,458)
                                                           -----------
        Total Adjustments                                  (1,039,101)
                                                           -----------
        Net Cash Provided By
            Operating Activities                              217,254
                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        2,963,760
                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distribution Payable                         1,704,781
   Distributions to Partners                               (2,864,438)
                                                           -----------
        Net Cash Used For
            Financing Activities                           (1,159,657)
                                                           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   2,021,357

CASH  AND CASH EQUIVALENTS, beginning of period               503,979
                                                           -----------
CASH AND CASH EQUIVALENTS, end of period                  $ 2,525,336
                                                           ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                    Units
                             Partners    Partners     Total      Outstanding


BALANCE, December 31, 2002  $      0  $ 2,806,760  $ 2,806,760     13,195.18

  Distributions              (28,644)  (2,835,794)  (2,864,438)

  Net Income                  28,644    1,227,711    1,256,355
                             --------  -----------  -----------   -----------
BALANCE, September 30, 2003 $      0  $ 1,198,677  $ 1,198,677     13,195.18
                             ========  ===========  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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



          AEI REAL ESTATE FUND XVI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2004, the Partnership was liquidated.

     Financial Statement Presentation

       Pursuant to a vote of the Partners, the Partnership was liquidated. Effective October 1, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

     During  the  first  nine  months  of  2004  and  2003,   the
     Partnership distributed $1,660,007 and $2,611,306 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.54 and $195.92 per Limited Partnership Unit, respectively.


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

Results of Operations

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $51,826 and $375,624, respectively. During the same periods, the Partnership recognized interest income of $5,115 and $6,684, respectively. In 2004, rental income decreased as a result of property sales.

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $31,814 and $58,829, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,379 and $11,887, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

         At September 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($923,104) and $2,249,763, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        In March 2004, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On April 12, 2004, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2004, the Partnership was liquidated.

        During the nine months ended September 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $1,649,347 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the nine months ended September 30, 2003, while in the operating phase, the Partnership's cash balances increased $2,021,357 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,673,463 and $2,864,438, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,656,728 and $2,835,794 and the General Partners received distributions of $16,735 and $28,644 for the periods, respectively.

        During the first nine months of 2004 and 2003, the Partnership distributed $1,660,007 and $2,611,306 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $124.54 and $195.92 per Limited Partnership Unit, respectively.


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

ITEM  2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
         PROCEEDS

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


Dated:  November 10, 2004     AEI Real Estate Fund XVI
                              Limited Partnership
                              By:  AEI Fund Management XVI, Inc.
                              Its: Managing General Partner



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